Form 10-Q
period 2008-10-31
Plainfield Enterprises LLC
filed 2008-12-15
CIK 1444347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

________________

Commission File Number 000–53407

PLAINFIELD ENTERPRISES LLC

(Exact name of Registrant as specified in its charter)

DELAWARE	26-0787260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Railroad Avenue Greenwich, CT 06830 Address of Principal Executive Offices

Registrant’s telephone number, including area code: (203) 302-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES                    NO    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer           Accelerated Filer             Non-accelerated Filer            Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES                       NO     X

Forward Looking Statements May Prove Inaccurate

Certain statements in this Form 10-Q contain or may contain information that is forward-looking. When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including but not limited to the following: the inability of regulated entities and certain members of our Board of Managers, officers, key employees and other affiliates of ours to obtain and maintain gaming licenses or permits in jurisdictions where our current or planned business or an entity in which we invest requires such licenses or permits; the limitation, conditioning, revocation or suspension of any such gaming licenses or permits; a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any member of our Board of Managers, officer, or key employee required to be found suitable; loss or retirement of members of our Board of Managers, officers, or key employees; increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands); the inability to maintain and improve existing gaming facilities; the inability to consummate planned acquisitions of gaming opportunities; the costs and delays associated with constructing and opening new gaming facilities; the inability to retain key leases; a decline in the public acceptance or popularity of gaming; increases in or new taxes or fees imposed on gaming revenues or gaming devices; significant increases in fuel or transportation prices; adverse economic conditions in key markets; and severe or unusual weather in such key markets. In addition, any financings consummated by Casino MonteLago Holding, LLC, or MonteLago, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of MonteLago and its subsidiaries could have important consequences, including but not limited to the following: (1) a substantial portion of MonteLago’s and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes; (2) MonteLago’s and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (3) MonteLago’s and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally.

i

PART I —FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements for Plainfield Enterprises LLC and Subsidiaries.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2008 (unaudited)	July 31, 2008
ASSETS

Investment in exchangeable note, Casino MonteLago Holding, LLC	$1,061,460	$1,230,000
Gaming and related license costs	158,716	154,624

	$1,220,176	$1,384,624

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities consisting of accounts payable and accrued expenses	$105,396	$46,013

Members’ equity
Class A unit (1 Unit issued and outstanding)	$183	$172
Class B units (9,999 Units issued and outstanding)	1,825,365	1,718,568
Deficit	(710,768)	(380,129)

	$1,114,780	$1,338,611

	$1,220,176	$1,384,624

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008
(UNAUDITED)

Unrealized loss on investment in exchangeable note	$168,540
Professional fees	157,004
Other	5,095

Net loss	$330,639

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008
(UNAUDITED)

		Class A Units		Class B Units	Retained Earnings	Total Members’ Equity

Balance, August 1, 2008		$172		$1,718,568	$(380,129)	$1,338,611

Net loss	$	─	$	─	$(330,639)	$(330,639)
Capital contributions		11		106,797	─	106,808

Balance, October 31, 2008		$183		$1,825,365	$(710,768)	$1,114,780

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008
(UNAUDITED)

Operating activities
Net loss	$(330,639)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized loss on investment in exchangeable note	168,540
Increase in accounts payable and accrued expenses	56,809

Net cash used in operating activities	(105,290)

Investing activities
Gaming and related license costs	(1,518)

Financing activities
Capital contributions	106,808

Net change in cash	$-

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 –  ORGANIZATION

Plainfield Enterprises LLC and its wholly-owned subsidiaries, Plainfield AcquisitionCo LLC (“AcquisitionCo”) and Plainfield Enterprises Inc. (“Blocker”) (collectively, the “Company”) were formed on August 22, 2007 at the direction of Plainfield Direct Inc. (the “Plainfield Fund”), which is an affiliate of Plainfield Asset Management LLC (“Plainfield”), for the purpose of participating in various activities relating to the gaming industry including holding equity in gaming industry related businesses.

The Company had no revenue generating business prior to the acquisition through AcquisitionCo of a $1,562,500 unsecured exchangeable note (the “MonteLago Note”) receivable from Casino MonteLago Holding, LLC (“MonteLago”) (the “MonteLago Transaction”) on July 1, 2008.  MonteLago owns 100% equity interest in CIRI Lakeside Gaming Investors, LLC, (“CIRI Lakeside Gaming”), which operates Casino MonteLago (the “Casino”) located at Lake Las Vegas in Henderson, Nevada.

The Company currently has two issued and outstanding classes of member units, including one Class A unit (the “Class A Interest”) issued and outstanding which represents all of its voting equity interests and is held by HBJ Plainfield LLC (“HBJ”), and 9,999 Class B units (the “Class B Interests”) issued and outstanding, which represents all of its non-voting equity interests and are held by Plainfield Enterprises Holdings LLC (“Plainfield Holdings”) that is a wholly-owned subsidiary of the Plainfield Fund.  HBJ is owned by Alan Ginsberg, who also serves as HBJ’s President, Secretary and Treasurer.  The Company does not currently intend to issue any additional units.

All matters of the Company that are subject to the vote of its members, including the appointment and removal of managers, will be controlled by HBJ, the sole managing member of the Company. Alan Ginsberg, the sole HBJ principal, is also the Company Operating Manager and has responsibility for the Company’s day-to-day management and operations. The remaining Company Managers are Max Holmes, Joseph Bencivenga, Ronald Johnson and Marc Sole.  The Class B Interests issued to Plainfield Holdings allow Plainfield Holdings and its sole member, the Plainfield Fund, to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law.  If Plainfield Holdings or its sole member had any of the power to control the operations or affairs of the Company afforded to holder to the Class A Interest, they and their respective constituent equity holders would generally be required, in connection with the Company’s prospective investment in MonteLago, to be licensed or found suitable under the gaming laws and regulations of the State of Nevada.  In connection with the formation of the Company, HBJ and Plainfield Holdings have executed the Amended and Restated Limited Liability Company Agreement of the Company, dated September 2, 2008 (the “Company Operating Agreement”).

HBJ is managed by Alan Ginsberg, and the Company is managed by a Board of Managers consisting of Alan Ginsberg, as Operating Manager, and Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole, as Managers.  Blocker is a separately taxed, non-flow through entity. Blocker will be taxed on its share of the income relating to the Company’s business rather than the investors in the Plainfield Fund.

NOTE  2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation & principles of consolidation

The consolidated financial statements of the Company as of October 31, 2008 and July 31, 2008, and for the three-month period ended October 31, 2008 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to interim financial information. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. Results of operations for the current interim period is not necessarily indicative of results to be expected for the full fiscal year. Comparative prior period information for the period from August 22, 2007 (inception) through October 31, 2007 is not presented as the Company had no significant operations during this period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10-12G/A filed with the Commission on October 31, 2008 from which the balance sheet information as of July 31, 2008 was derived.

NOTE 3 - INVESTMENT IN EXCHANGEABLE NOTE, CASINO MONTELAGO HOLDING, LLC

On July 1, 2008, the Company, through a subsidiary, purchased the MonteLago Note ($1,562,500 face value) for $1,484,475, the estimated fair value at that time, from Plainfield Gaming Inc., a subsidiary of the Plainfield Fund.  Because of the Company’s relationship to the Plainfield Fund and the fact the transfer occurred in anticipation of filing a registration statement pursuant to Section 12(b) or 12 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the investment (and related capital contribution) has been recorded at $1,562,500, the Plainfield Fund’s original historical cost basis, in accordance with Staff Accounting Bulletin 5G. The MonteLago Note is unsecured and non-interest bearing and is convertible into 33.33% equity interest in MonteLago upon the receipt of a Nevada gaming license by the Company.  The MonteLago Note matures on June 20, 2009, if not converted into equity prior to that date.

The Company presents its investment in the MonteLago Note at estimated fair value on the consolidated balance sheet.  At October 31, 2008, the fair value of this asset was $1,061,460. The inputs used in the Company’s fair value estimation methodology are classified as Level 3 (significant unobservable inputs) of the fair value hierarchy defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements.  There were no purchases or sales of this asset during the three months ended October 31, 2008.  Changes in the fair value of the MonteLago Note are shown as unrealized gains or losses on the consolidated statement of operations.

As of October 31, 2008, the recorded value of the MonteLago Note was adjusted to its current estimated fair value using primarily a discounted cash flow approach, which requires significant estimates and assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income / cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the Casino operation, and / or regulatory and other matters such as any change in status of the Casino’s gaming license or our license applications. Operating income / cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as “EBITDA” and herein as “free cash flow.”

The discounted cash flow approach to estimate the fair value of the receivable utilized four “free cash flow” scenarios which management believes are within a range of reasonably possible results. Based on management’s judgment, a weighting of 60% was assigned to the “free cash flow” point forecast and 20%, 15% and 5% to the upside, downside and total loss scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using the capital asset pricing model (“CAPM”), market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security. The beta is determined based on an analysis of comparable public companies, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At October 31, 2008, the significant assumptions used to value the MonteLago Note are summarized as follows:

Terminal value multiple	6.8%
Discount rate	18.3%
Casino “free cash flow” forecasts range (prospective years 1-5):
Point forecast (60% weighting)	$210,000 to $1,230,000
Upside scenario (20% weighting)	$450,000 to $3,020,000
Downside scenario (15% weighting)	$170,000 to $980,000
Total loss scenario (5% weighting)	$0

These significant assumptions result in an “entity value” estimate for the Casino (debt free) which was adjusted up (down) for the following factors to which our effective one-third equity interest was applied to arrive at the estimated fair value of the MonteLago Note receivable, before adjustment for illiquidity:

Excess cash	$300,000
Casino related long-term debt	$(2,200,000)

Illiquidity discount rate	40%

Summarized results of operations for Casino MonteLago are as follows:

Three Months Ended September 30, 2008 (unaudited)
Net revenues	$3,080,966
Loss from operations	$(138,877)
Net loss	$(235,696)

NOTE 4 - INCOME TAXES

Effective September 11, 2007 (inception), Blocker, a wholly owned subsidiary, elected to be taxed as a corporation.  The Company owns 100% of Blocker, which, in turn, owns 100% of AcquisitionCo.  As of October 31, 2008,   AcquisitionCo’s only holding was the MonteLago Note.  Accordingly, changes in the market value of the MonteLago Note generate deferred tax assets or liabilities for Blocker and are reported on the Company’s financial statements.  As of September 30, 2008, unrealized loss on the MonteLago Note created a deferred tax asset against which the Company provided a 100% valuation allowance.  Upon conversion of the MonteLago Note into a 33.33% equity interest in MonteLago, equity in the flow-through earnings of MonteLago will be taxed to Blocker and reported on the Company’s financial statements.  The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

As required, the Company has adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”).  FIN 48 applies to taxpaying and, in some respects, to “flow-through” entities.  Management has determined that the Company and its consolidated subsidiaries have no “uncertain tax positions” as defined in FIN 48, and therefore the adoption has had no effect on results of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

 Plainfield Holdings owns 99.99% of the Company which is a non-voting interest.  Plainfield Holdings is solely owned by the Plainfield Fund.  During the three months ended October 31, 2008, the Plainfield Fund made equity contributions to the Company totaling $106,808.  The other 0.01% of the Company, which is the only voting interest of the Company, is owned by HBJ.  Additionally, certain professional and administrative expenses incurred by the Plainfield Fund related to the MonteLago Note are reflected within the consolidated statement of operations.  HBJ is responsible for the operations of the Company and is solely owned by Alan Ginsberg.

NOTE 6 – SUBSEQUENT EVENTS

On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note automatically converted into a 33.33% equity interest in MonteLago on that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company and its subsidiaries were formed as legal entities in 2007 for the primary purpose of holding equity in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note (the Company’s only investment) automatically converted into a 33.33% equity interest in MonteLago on that date.

Results of Operations

During the three months ended October 31, 2008, the Company incurred unrealized losses of $168,540 on the MonteLago Note as a result of a decline in the estimated fair value of the Company’s only investment.  This decline in estimated fair value was driven by operating losses experienced by Casino MonteLago.  The Company also incurred professional fees of $157,004 during the period.  These fees comprise expenses related to the preparation of the Company’s initial and amended registration statements filed during the period.   Additionally, other administrative expenses of $5,095 were recognized during the period.

Comparative prior period information for the period from August 22, 2007 (inception) through October 31, 2007 is not presented as the Company had no significant operations during this period.

Liquidity and Capital Resources

During the three months ended October 31, 2008 the Company received total Member contributions of $106,808.  These contributions were used by the Company to fund professional and other fees incurred and costs associated with obtaining a gaming license in Nevada.  The Company expects to incur additional professional fees in the future related to its periodic SEC filing requirements.  These costs will be financed by Member contributions.  Future costs related to obtaining a gaming license licenses in Nevada will be minimal as the license was granted on November 20, 2008.

Critical Accounting Estimates and Policies

Investment in Exchangeable Note, Casino MonteLago Holding, LLC

The Company measures and accounts for the MonteLago Note at estimated fair value pursuant to the fair value option under Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  As there is no readily available market price for this investment security, estimated fair value is determined on a monthly basis by management, utilizing a number of different valuation approaches including the income approach, the market comparable approach and the transaction approach.  The choice of which technique(s) to use and weights assigned to factors within each approach may vary depending on the circumstances.  Without a readily available market value and because of the inherent uncertainty of valuation, the estimated fair value of our investment is determined using “level 3” inputs as defined in SFAS No. 157, Fair Value Measurements. The estimated fair value may differ materially from the value that would have been used had a ready market existed for the investment.

As of October 31, 2008, the recorded value of the MonteLago Note receivable was adjusted to its current estimated fair value using primarily a discounted cash flow approach, which requires significant estimates and assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income / cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the casino operation, and / or regulatory and other matters such as any change in status of the Casino’s gaming license or our license applications. Operating income / cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as “EBITDA” and herein as “free cash flow.”

The discounted cash flow approach to estimate the fair value of the receivable utilized four “free cash flow” scenarios which management believes are within a range of reasonably possible results. Based on management’s judgment, a weighting of 60% was assigned to the “free cash flow” point forecast and 20%, 15% and 5% to the upside, downside and total loss scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using the capital asset pricing model (“CAPM”), market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security. The beta is determined based on an analysis of comparable public companies, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At October 31, 2008, the significant assumptions used to value the MonteLago Note are summarized as follows:

Terminal value multiple	6.8%
Discount rate	18.3%
Casino “free cash flow” forecasts range (prospective years 1-5):
Point forecast (60% weighting)	$210,000 to $1,230,000
Upside scenario (20% weighting)	$450,000 to $3,020,000
Downside scenario (15% weighting)	$170,000 to $980,000
Total loss scenario (5% weighting)	$0

These significant assumptions result in an “entity value” estimate for the Casino (debt free) which was adjusted up (down) for the following factors to which our effective one-third interest was applied to arrive at the estimated fair value of the MonteLago Note receivable, before adjustment for illiquidity:

Excess cash	$300,000
Casino related long-term debt	($2,200,000)

Illiquidity discount rate	40%

At October 31, 2008, the sensitivity of changes in these key assumptions is illustrated by the following increases (decreases) in the estimated fair value:

Decrease in terminal value multiple to 5.8	$(149,000)
Increase in terminal value multiple to 7.8	147,000
Decrease in discount rate to 13.3%	245,000
Increase in discount rate to 23.3%	$(202,000)
20% decrease in casino “free cash flow” per year	$(83,000)
20% increase in casino “free cash flow” per year	$83,000
100% weighting assigned to point forecast	$(261,000)
Reduction in illiquidity discount rate to 30%	$177,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company Operating Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a015(e) or Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company Operating Manager concluded that, as of October 31, 2008, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended October 31, 2008.

Item 5.  Other Information.

None.

Item 6 – Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description
2.1	Amended and Restated Purchase and Sale Agreement, dated as of May 16, 2007, made by and between Cook Inlet Region Inc., CIRI Lakeside Gaming Investors, LLC and Casino MonteLago Holding, LLC.*
3.1	Certificate of Formation, dated as of August 22, 2007, of Plainfield Enterprises LLC.*
3.2	Amended and Restated Limited Liability Company Agreement, dated as of September 2, 2008, of Plainfield Enterprises LLC.*
10.1	Amended and Restated Loan Agreement, dated as of June 20, 2007, made by and between Casino MonteLago Holding, LLC and Plainfield Gaming Inc.*
10.2	Amended and Restated Exchangeable Promissory Note, dated as of June 20, 2007, of Casino MonteLago Holding, LLC.*
31.1	Rule 13a-14(d) / 15d-14(a) Certification of the Operating Manager.
32.1	Section 1350 Certification of the Operating Manager.

* Incorporated by reference to the Company’s Registration Statement on Form 10-12G, File No. 000-53407, filed with the Securities and Exchange Commission on September 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2008	PLAINFIELD ENTERPRISES LLC

	By:	/s/ Alan Ginsberg
Alan Ginsberg Operating Manager

SK 23226 0009 946070 v3

12