Form 10-Q
period 2009-01-31
Plainfield Enterprises LLC
filed 2009-03-17
CIK 1444347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

55 Railroad Avenue Greenwich, CT 06830 (Address of principal executive offices)

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

YES   X                NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller reporting company X

(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES                       NO     X

Forward Looking Statements May Prove Inaccurate

Certain statements in this Form 10-Q contain or may contain information that is forward-looking. When used in this report, the words “expect,” “intend,” “anticipate,” “should,” “believe,” “plan,” “estimate,” “may,” “seek,” and similar expressions are generally intended to identify forward-looking statements. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, but not limited to, the following: the inability of regulated entities and certain members of our Board of Managers, officers, key employees and other affiliates of ours to obtain and maintain gaming licenses or permits in jurisdictions where our current or planned business or an entity in which we invest requires such licenses or permits; the limitation, conditioning, revocation or suspension of any such gaming licenses or permits; a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any member of our Board of Managers, officer, or key employee required to be found suitable; loss or retirement of members of our Board of Managers, officers, or key employees; increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands); the inability to maintain and improve existing gaming facilities; the inability to consummate planned acquisitions of gaming opportunities; the costs and delays associated with constructing and opening new gaming facilities; the inability to retain key leases; a decline in the public acceptance or popularity of gaming; increases in or new taxes or fees imposed on gaming revenues or gaming devices; significant increases in fuel or transportation prices; adverse economic conditions in key markets; and severe or unusual weather in such key markets. In addition, any financings consummated by Casino MonteLago Holding, LLC, or MonteLago, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of MonteLago and its subsidiaries could have important consequences, including but not limited to the following: (1) a substantial portion of MonteLago’s and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes; (2) MonteLago’s and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (3) MonteLago’s and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally.

  (i)

PART I —FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements for Plainfield Enterprises LLC and Subsidiaries.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2009 (unaudited)	July 31, 2008
ASSETS

Investment in Casino MonteLago Holding, LLC	$657,166	$1,230,000
Gaming and related license costs	167,652	154,624
Deferred tax asset	316,446	─

	$1,141,264	$1,384,624

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities, accounts payable and accrued expenses	$24,758	$46,013

Members’ equity
Class A unit (1 Unit issued and outstanding)	$197	$172
Class B units (9,999 Units issued and outstanding)	1,972,391	1,718,568
Deficit	(856,082)	(380,129)

	$1,116,506	$1,338,611

	$1,141,264	$1,384,624

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the six months ended January 31, 2009	For the three months ended January 31, 2009
Unrealized loss on investment in Casino MonteLago Holding, LLC	$572,834	$404,294
Professional fees	185,225	28,222
Licensing fees	25,000	25,000
Other	9,340	4,244
Loss before income tax benefit	(792,399)	(461,760)

Income tax benefit	316,446	316,446

Net loss	$(475,953)	$(145,314)

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JANUARY 31, 2009
(UNAUDITED)

	Class A Units	Class B Units	Deficit	Total Members’ Equity
Balances, August 1, 2008	$172	1,718,568	$(380,129)	$1,338,611

Net loss	─	─	$(475,953)	$(475,953)
Capital contributions	25	253,823	─	253,848

Balances, January 31, 2009	$197	$1,972,391	$(856,082)	$1,116,506

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2009
(UNAUDITED)

Operating activities
Net loss	$(475,953)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized loss on investment	572,834
(Increase) in deferred tax asset	(316,446)
Increase in accounts payable and accrued expenses	(19,870)

Net cash used in operating activities	(239,435)

Investing activities
Gaming and related license costs	(14,413)

Financing activities
Capital contributions	253,848

Net change in cash	$-

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION

Plainfield Enterprises LLC (the “Company”) and its wholly-owned subsidiaries, Plainfield AcquisitionCo LLC (“AcquisitionCo”) and Plainfield Enterprises Inc. (“Blocker”) (collectively, the “Company”) were formed on August 22, 2007 at the direction of Plainfield Direct Inc. (the “Plainfield Fund”), which is an affiliate of Plainfield Asset Management LLC (“Plainfield”), for the purpose of participating in various activities relating to the gaming industry including holding equity in gaming industry related businesses.

NOTE  2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements of the Company as of January 31, 2009 and July 31, 2008, and for the three and six-month periods ended January 31, 2009 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to interim financial information. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. Results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Comparative prior period information for the period from August 22, 2007 (inception) through January 31, 2008, is not presented as the Company had no significant operations during this period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10-12G/A filed with the Commission on October 31, 2008, from which the balance sheet information as of July 31, 2008, was derived.

NOTE 3 - INVESTMENT IN CASINO MONTELAGO HOLDING, LLC

On July 1, 2008, the Company, through a subsidiary, purchased from Plainfield Gaming Inc., a subsidiary of the Plainfield Fund, a $1,562,500 unsecured exchangeable note (the “MonteLago Note”) receivable from Casino MonteLago Holding, LLC (“MonteLago”) (the “MonteLago Transaction”) for $1,484,475, the estimated fair value at that time.  MonteLago owns 100% of the equity interest in CIRI Lakeside Gaming Investors, LLC (“CIRI Lakeside Gaming”), which operates Casino MonteLago (the “Casino”) located at Lake Las Vegas in Henderson, Nevada.  Because of the Company’s relationship to the Plainfield Fund and the fact the transfer occurred in anticipation of filing a registration statement pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the investment (and related capital contribution) was recorded at $1,562,500, the Plainfield Fund’s original historical cost basis, in accordance with Staff Accounting Bulletin 5G. On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note automatically converted into a 33.33% equity interest in MonteLago (the “MonteLago Equity”) on that date.

The Company presents its investment in MonteLago at estimated fair value pursuant to its election under Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, on its consolidated balance sheet.  At January 31, 2009, the estimated fair value of this asset was $657,166. The inputs used in the Company’s fair value estimation methodology are classified as Level 3 (significant unobservable inputs) of the fair value hierarchy defined in SFAS No. 157, Fair Value Measurements.   Changes in the fair value of the MonteLago Note are shown as unrealized gains or losses on the consolidated statement of operations.

As of January 31, 2009, the recorded value of the MonteLago investment was adjusted to its current estimated fair value using primarily a discounted cash flow approach, which requires significant estimates and assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income / cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the Casino operation, and / or regulatory and other matters such as any change in status of the Casino’s gaming license or our license applications. Operating income / cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as “EBITDA” and herein as “free cash flow.”

The discounted cash flow approach to estimate the fair value of the receivable utilized four “free cash flow” scenarios which management believes are within a range of reasonably possible results. Based on management’s judgment, a weighting of 60% was assigned to the “free cash flow” point forecast and 15%, 20% and 5% to the upside, downside and total loss scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using the capital asset pricing model (“CAPM”), market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security. Beta, within the context of CAPM, is determined based on an analysis of comparable public companies believed by management to be comparable, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At January 31, 2009, the significant assumptions used to value the investment are summarized as follows:

Terminal value multiple	5.3
Discount rate	18.2%
Casino “free cash flow” forecasts range (prospective years 1-4):
Point forecast (60% weighting)	$320,000 to $1,230,000
Upside scenario (15% weighting)	$650,000 to $2,950,000
Downside scenario (20% weighting)	$230,000 to $830,000
Total loss scenario (5% weighting)	$0

These significant assumptions result in an “entity value” estimate for the Casino (debt-free), adjusted up (down) for the following factors to which the Company’s effective one-third equity interest was applied to arrive at the estimated fair value of the investment, then adjusted for illiquidity, as follows:

Excess cash	$270,000
Casino related long-term debt	$(2,360,000)

Illiquidity discount rate	40%

Unaudited summarized results of operations of the Casino are as follows:

	For the six months ended December 31, 2008	For the three months ended December 31, 2008
Net revenues	$5,679,577	$2,598,611
Loss from operations	$(567,139)	$(428,262)
Net loss	$(757,427)	$(521,731)

NOTE 4 - INCOME TAXES

Effective September 11, 2007 (inception), a wholly owned subsidiary of the Company, Blocker, elected to be taxed as a corporation.  The Company owns 100% of Blocker, which, in turn, owns 100% of AcquisitionCo.  As of January 31, 2009,   AcquisitionCo’s only holding was the MonteLago Equity.  Accordingly, changes in the market value of the MonteLago Note generate deferred tax assets or liabilities for Blocker and are reported on the Company’s financial statements.  During the three months ended January 31, 2009, the Company recognized a total income tax benefit of $316,446 which was made up of a current income tax benefit of $154,643 and a reversal of a deferred tax asset valuation allowance of $161,803.  The Company reversed its previously recorded valuation allowance during the three months ended January 31, 2009 as a result of the implementation of a new tax strategy during the quarter, accounting for the difference between the statutory tax rate and the effective tax rate.  Since conversion of the MonteLago Note into the MonteLago investment, the flow-through earnings of MonteLago have been taxed to Blocker.  The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

As required, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) during the year ended July 31, 2008.  FIN 48 applies to taxpaying and, in some respects, to “flow-through” entities.  Management has determined that the Company and its consolidated subsidiaries have no “uncertain tax positions” as defined in FIN 48, and therefore the adoption has had no effect on its financial position, results of operations or cash flows.

NOTE 5 - RELATED PARTY TRANSACTIONS

Plainfield Enterprises Holdings LLC (“Plainfield Holdings”), a wholly-owned subsidiary of the Plainfield Fund, owns a non-voting interest consisting of 99.99% of the Company.  Plainfield Holdings is solely owned by the Plainfield Fund.  During the six months ended January 31, 2009, the Plainfield Fund made equity contributions to the Company totaling $253,848.  The other 0.01% of the Company, which is the only voting interest of the Company, is owned by HBJ Plainfield LLC (“HBJ”), which is responsible for managing the operations of the Company.  Additionally, certain professional and administrative expenses incurred by the Plainfield Fund related to the MonteLago investment are reflected within the consolidated statement of operations.

On December 31, 2008, the Plainfield Fund loaned $100,000 to CIRI Lakeside Gaming pursuant to the terms of a promissory note.  The promissory note bears interest at a fixed rate of 10%, and matures on June 19, 2009.

NOTE 6 - ECONOMIC UNCERTAINTY

The United States is experiencing a recession accompanied by, among other things, reduced casino gaming nationwide and particularly in Nevada where casino gaming is concentrated, instability in the commercial and investment banking systems and reduced credit availability, and the continuing presence of the United States and other armed forces in Iraq and Afghanistan, all of which are likely to have far-reaching effects on economic activity in the United States for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company and its investee’s future operations and cash flows, including the ability of the Company’s owners to continue to provide financial support, cannot be estimated at this time but may likely be significant.

NOTE 7 - SUBSEQUENT EVENTS

On February 25, 2009, CIRI Lakeside Gaming received a notice to vacate its leased premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011.  The management of CIRI Lakeside Gaming and its attorneys are currently in discussions with the counterparty to resolve outstanding legal issues with respect to the notice to vacate, and the management of CIRI Lakeside Gaming believes that it has meritorious defenses to the claims of the counterparty.  If the management of CIRI Lakeside Gaming is ultimately unable to resolve this outstanding dispute in a satisfactory manner, then the business, operations, cash flows and financial condition of CIRI Lakeside Gaming and MonteLago, and the value of the Company’s investment in MonteLago, would be impaired.  Furthermore, if CIRI Lakeside Gaming is unable to maintain its lease, the Company may lose all or a significant portion of the value of the MonteLago investment.  The management of CIRI Lakeside Gaming is unable to estimate the minimum costs, if any, to be incurred in such matter and, therefore, no provision has been included in either the financial statements of CIRI Lakeside Gaming or MonteLago.  It is the policy of the Company to expense legal defense costs, if any, as incurred.

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

Background

The Company had no revenue generating business prior to the acquisition through AcquisitionCo of the MonteLago Note receivable from MonteLago on July 1, 2008.  MonteLago owns 100% of the equity interest in CIRI Lakeside Gaming, which operates the Casino located at Lake Las Vegas in Henderson, Nevada.  On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note automatically converted into a 33.33% equity interest in MonteLago on that date.

The Company currently has two issued and outstanding classes of member units, including one Class A unit (the “Class A Interest”) issued and outstanding which represents all of its voting equity interests and is held by HBJ, and 9,999 Class B units (the “Class B Interests”) issued and outstanding, which represents all of its non-voting equity interests and are held by Plainfield Holdings.  HBJ is owned by Alan Ginsberg, who also serves as HBJ’s President, Secretary and Treasurer.  The Company does not currently intend to issue any additional units.

All matters of the Company that are subject to the vote of its members, including the appointment and removal of managers, will be controlled by HBJ, the sole managing member of the Company. Alan Ginsberg, the sole HBJ principal, is also the Company Operating Manager and has responsibility for the Company’s day-to-day management and operations. The remaining Company Managers are Max Holmes, Joseph Bencivenga, Ronald Johnson and Marc Sole.  The Class B Interests issued to Plainfield Holdings allow Plainfield Holdings and its sole member, the Plainfield Fund, to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law.  If Plainfield Holdings or its sole member had any of the power to control the operations or affairs of the Company afforded to holder to the Class A Interest, they and their respective constituent equity holders would generally be required, in connection with the Company’s investment in MonteLago, to be licensed or found suitable under the gaming laws and regulations of the State of Nevada.  In connection with the formation of the Company, HBJ and Plainfield Holdings have executed the Amended and Restated Limited Liability Company Agreement of the Company, dated September 2, 2008.

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

Recent Developments

On February 25, 2009, CIRI Lakeside Gaming received a notice to vacate its leased premises pursuant to Nevada Revised Statutes Section 40.255(1)(C) (the “Eviction Notice”) from German American Capital Corporation (the “Lender”).  The Eviction Notice was delivered in connection with a trustee sale that was effected as part of the bankruptcy proceedings pertaining to the property generally referred to as the Ritz Carlton Hotel and Casino Premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011.  The management of CIRI Lakeside Gaming and its attorneys are currently in discussions with the Lender to resolve outstanding legal issues with respect to the Eviction Notice, and the management of CIRI Lakeside Gaming believes that it has meritorious defenses to the Lender’s claims.  If the management of CIRI Lakeside Gaming is ultimately unable to resolve this outstanding dispute in a satisfactory manner, then the business, operations, cash flows and financial condition of CIRI Lakeside Gaming and MonteLago, and the value of the Company’s investment in MonteLago, would be impaired.  Furthermore, if CIRI Lakeside Gaming is unable to maintain its lease, the Company may lose all or a significant portion of the value of the MonteLago investment.

Results of Operations

During the three and six months ended January 31, 2009, the Company incurred unrealized losses of $404,294 and $572,834, respectively, on the MonteLago Equity as a result of a decline in the estimated fair value of the Company’s only investment.  This decline in estimated fair value was driven by operating losses experienced by Casino MonteLago.  The Company also incurred professional fees of $28,222 and $185,225 during the three and six month periods ended January 31, 2009.  These fees consist of expenses related to the Company’s SEC filings and external auditors.   Additionally, filing fees and other administrative expenses of $29,244 and $34,340 were recognized during the three and six month periods ended January 31, 2009.

Comparative prior period information for the period from August 22, 2007 (inception) through October 31, 2007 is not presented as the Company had no significant operations during this period.

Liquidity and Capital Resources

During the three months ended January 31, 2009, the Company received total Member contributions of $253,848.  These contributions were used by the Company to fund professional and other fees incurred and costs associated with obtaining a gaming license in Nevada.  The Company expects to incur additional professional fees in the future related to its periodic SEC filing requirements.  These costs will be financed by Member contributions.  Future costs related to maintaining a gaming license in Nevada will be minimal as the license was granted on November 20, 2008.

The United States is experiencing a recession accompanied by, among other things, reduced casino gaming nationwide and particularly in Nevada where casino gaming is concentrated, instability in the commercial and investment banking systems and reduced credit availability, and the continuing presence of the United States and other armed forces in Iraq and Afghanistan, all of which are likely to have far-reaching effects on economic activity in the United States for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company and its investee’s future operations and cash flows, including the ability of the Company’s owners to continue to provide financial support, cannot be estimated at this time but may likely be significant.

Critical Accounting Estimates and Policies

Investment in Casino MonteLago Holding, LLC

The Company measures and accounts for the MonteLago investment at estimated fair value pursuant to the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  As there is no readily available market price for this investment security, estimated fair value is determined on a monthly basis by management, utilizing a number of different valuation approaches including the income approach, the market comparable approach and the transaction approach.  The choice of which technique(s) to use and weights assigned to factors within each approach may vary depending on the circumstances.  Without a readily available market value and because of the inherent uncertainty of valuation, the estimated fair value of our investment is determined using “level 3” inputs as defined in SFAS No. 157, Fair Value Measurements. The estimated fair value may differ materially from the value that would have been used if a ready market existed for the investment.

As of January 31, 2009, the recorded value of the MonteLago investment was adjusted to its current estimated fair value using primarily a discounted cash flow approach, which requires significant estimates and assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income / cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the Casino operation, and / or regulatory and other matters such as any change in status of the Casino’s gaming license or our license applications. Operating income / cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as “EBITDA” and herein as “free cash flow.”

The discounted cash flow approach to estimate the fair value of the receivable utilized four “free cash flow” scenarios which management believes are within a range of reasonably possible results. Based on management’s judgment, a weighting of 60% was assigned to the “free cash flow” point forecast and 15%, 20% and 5% to the upside, downside and total loss scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using CAPM, market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security.  Beta, within the context of CAPM, is determined based on an analysis of public companies believed by management to be comparable, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At January 31, 2009, the significant assumptions used to value the investment are summarized as follows:

Terminal value multiple	5.3
Discount rate	18.2%
Casino “free cash flow” forecasts range (prospective years 1-5):
Point forecast (60% weighting)	$320,000 to $1,230,000
Upside scenario (15% weighting)	$650,000 to $2,950,000
Downside scenario (20% weighting)	$230,000 to $830,000
Total loss scenario (5% weighting)	$0

These significant assumptions result in an “entity value” estimate for the Casino (debt free) which was adjusted up (down) for the following factors to which the Company’s effective one-third interest was applied to arrive at the estimated fair value of the investment, then adjusted for illiquidity, as follows:

Excess cash	$270,000
Casino related long-term debt	($2,360,000)

Illiquidity discount rate	40%

At January 31, 2009, the sensitivity of changes in these key assumptions is illustrated by the following increases (decreases) in the estimated fair value:

Decrease in terminal value multiple to 4.3	$(143,000)
Increase in terminal value multiple to 6.3	$140,000
Decrease in discount rate to 13.2%	$175,000
Increase in discount rate to 23.2%	$(143,000)
20% decrease in casino “free cash flow” per year	$(34,000)
20% increase in casino “free cash flow” per year	$34,000
100% weighting assigned to point forecast	$(108,000)
Reduction in illiquidity discount rate to 30%	$110,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company Operating Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company Operating Manager concluded that, as of January 31, 2009, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 25, 2009, CIRI Lakeside Gaming received the Eviction Notice from the Lender.  The Eviction Notice was delivered in connection with a trustee sale that was effected as part of the bankruptcy proceedings pertaining to the property generally referred to as the Ritz Carlton Hotel and Casino Premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011.  The management of CIRI Lakeside Gaming and its attorneys are currently in discussions with the Lender to resolve outstanding legal issues with respect to the Eviction Notice, and the management of CIRI Lakeside Gaming believes that it has meritorious defenses to the Lender’s claims.  If the management of CIRI Lakeside Gaming is ultimately unable to resolve this outstanding dispute in a satisfactory manner, then the business, operations, cash flows and financial condition of CIRI Lakeside Gaming and MonteLago, and the value of the Company’s investment in MonteLago, would be impaired.  Furthermore, if CIRI Lakeside Gaming is unable to maintain its lease, the Company may lose all or a significant portion of the value of the MonteLago investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Submission of Matters to a Vote of Security Holders.

 No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.

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

Date: March 17, 2009	PLAINFIELD ENTERPRISES LLC

	By:	/s/ Alan Ginsberg
Alan Ginsberg Operating Manager

Exhibit 31.1

CERTIFICATION OF THE OPERATING MANAGER

I, Alan Ginsberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2009 of Plainfield Enterprises LLC;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2009	/s/ Alan Ginsberg
Alan Ginsberg Operating Manager

Exhibit 32.1

OPERATING MANAGER CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the quarterly report of Plainfield Enterprises LLC (the “Company”) on Form 10-Q for the quarter ended January 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on or about the date hereof (the “Report”), I, Alan Ginsberg, Operating Manager of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

Date: March 17, 2009	/s/ Alan Ginsberg
Alan Ginsberg Operating Manager