Form 10-Q
period 2009-04-30
Plainfield Enterprises LLC
filed 2009-06-12
CIK 1444347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X                NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES                     NO

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

   YES                       NO     X

Forward Looking Statements May Prove Inaccurate

Certain statements in this Form 10-Q contain or may contain information that is forward-looking. When used in this report, the words “expect,” “intend,” “anticipate,” “should,” “believe,” “plan,” “estimate,” “may,” “seek,” and similar expressions are generally intended to identify forward-looking statements. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, but not limited to, the following:

●    the inability of regulated entities and certain members of our Board of Managers, officers, key employees and other affiliates of ours to obtain and maintain gaming licenses or permits in jurisdictions where our current or planned business or an entity in which we invest requires such licenses or permits;

●    the limitation, conditioning, revocation or suspension of any such gaming licenses or permits;

●    a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any member of our Board of Managers, officer, or key employee required to be found suitable;

●    loss or retirement of members of our Board of Managers, officers, or key employees;

●    increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands);

●    the inability to maintain and improve existing gaming facilities;

●    the inability to consummate planned acquisitions of gaming opportunities;

●    the costs and delays associated with constructing and opening new gaming facilities;

●    the inability to retain key leases;

●    a decline in the public acceptance or popularity of gaming;

●    increases in or new taxes or fees imposed on gaming revenues or gaming devices;

●    significant increases in fuel or transportation prices;

●    adverse economic conditions in key markets; and

●    severe or unusual weather in such key markets.

In addition, any financings consummated by Casino MonteLago Holding, LLC ("MonteLago") or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of MonteLago and its subsidiaries could have important consequences, including but not limited to the following:

●    a substantial portion of MonteLago’s and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes;

●    MonteLago’s and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and

●    MonteLago’s and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally.

i

PART I —FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements for Plainfield Enterprises LLC and Subsidiaries.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2009 (unaudited)	July 31, 2008
ASSETS

Investment in Casino MonteLago Holding, LLC	$568,000	$1,230,000
Gaming and related license costs	163,694	154,624
Deferred tax asset	350,514	─

	$1,082,208	$1,384,624

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities, accounts payable and accrued expenses	$1,317	$46,013

Members’ equity
Class A unit (1 Unit issued and outstanding)	202	172
Class B units (9,999 Units issued and outstanding)	2,014,860	1,718,568
Deficit	(934,171)	(380,129)

	1,080,891	1,338,611

	$1,082,208	$1,384,624

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the nine months ended April 30, 2009	For the three months ended April 30, 2009

Unrealized loss on investment in Casino MonteLago Holding, LLC	$662,000	$89,166
Professional fees	201,959	16,733
Licensing fees	26,726	1,726
Other	13,871	4,532
Loss before income tax benefit	(904,556)	(112,157)

Income tax benefit	350,514	34,068

Net loss	$(554,042)	$(78,089)

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED APRIL 30, 2009
(UNAUDITED)

	Class A Unit	Class B Units	Deficit	Total Members’ Equity

Balances, August 1, 2008	$172	1,718,568	$(380,129)	$1,338,611

Net loss	─	─	(554,042)	(554,042)
Capital contributions	30	296,292	─	296,322

Balances, April 30, 2009	$202	$2,014,860	$(934,171)	$1,080,891

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2009
(UNAUDITED)

Operating activities
Net loss	$(554,042)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized loss on investment	662,000
Deferred income taxes	(350,514)
Decrease in accounts payable and accrued expenses	(43,312)

Net cash used in operating activities	(285,868)

Investing activities
Gaming and related license costs	(10,454)

Financing activities
Capital contributions	296,322

Net change in cash	$-

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION

Plainfield Enterprises LLC (the “Company”) and its wholly-owned subsidiaries, Plainfield AcquisitionCo LLC (“AcquisitionCo”) and Plainfield Enterprises Inc. (“Blocker”) (collectively, the “Company”) were formed on August 22, 2007 at the direction of Plainfield Direct Inc. (the “Plainfield Fund”), which is a business development company governed by the Investment Company Act of 1940, as amended, and managed by Plainfield Asset Management LLC (“Plainfield”), for the purpose of participating in various activities relating to the gaming industry, including holding equity in gaming industry related businesses.

NOTE  2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements of the Company as of April 30, 2009 and July 31, 2008, and for the three and nine-month periods ended April 30, 2009 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information. The Company presents its investment in MonteLago at estimated fair value on its consoldiated balance sheet.  Certain other information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. Results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Comparative prior period information for the period from August 22, 2007 (inception) through April 30, 2008, is not presented as the Company had no significant activities during this period.

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

At April 30, 2009, the estimated fair value of the MonteLago investment was $568,098. The inputs used in the Company’s fair value estimation methodology are classified as Level 3 (significant unobservable inputs) of the fair value hierarchy defined in SFAS No. 157, Fair Value Measurements.   Changes in the fair value of the MonteLago investment are shown as unrealized gains or losses on the consolidated statement of operations.

As of April 30, 2009, the recorded value of the MonteLago investment was adjusted to its current estimated fair value using primarily a discounted cash flow approach, which requires significant estimates and assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income / cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the Casino operation, and / or regulatory and other matters such as any change in status of the Casino’s gaming license or our license applications and the estimated probable effects of significant uncertainties resulting from current economic conditions and the status of the Casino's lease (Notes 6 and 7). Operating income / cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as “EBITDA” and herein as “free cash flow.”

The discounted cash flow approach to estimate the fair value of the receivable utilized four “free cash flow” scenarios which management believes are within a range of reasonably possible results. Based on management’s judgment, a weighting of 65% was assigned to the “free cash flow” point forecast and 5%, 20% and 10% to the upside, downside and total loss scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using the capital asset pricing model (“CAPM”), market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security. Beta, within the context of CAPM, is determined based on an analysis of comparable public companies believed by management to be comparable, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At April 30, 2009, the significant assumptions used to value the investment are summarized as follows:

Terminal value multiple	7.6
Discount rate	18.7%
Casino “free cash flow” forecasts range (prospective years 1-4):
Point forecast (65% weighting)	$320,000 to $1,050,000
Upside scenario (5% weighting)	$420,000 to $1,460,000
Downside scenario (20% weighting)	$230,000 to $710,000
Total loss scenario (10% weighting)	$0

These significant assumptions result in an “entity value” estimate for the Casino (debt-free), adjusted up (down) for the following factors to which the Company’s effective one-third equity interest was applied to arrive at the estimated fair value of the investment, then adjusted for illiquidity, as follows:

Excess cash	$187,000
Casino related long-term debt	$(2,207,000)

Illiquidity discount rate	40%

Unaudited summarized results of operations of the Casino are as follows:

	For the nine months ended March 31, 2009	For the three months ended March 31, 2009
Net revenues	$8,549,904	$2,870,327
Loss from operations	$(554,862)	$(73,549)
Net loss	$(838,363)	$(166,761)

NOTE 4 - INCOME TAXES

Effective September 11, 2007 (inception), a wholly-owned subsidiary of the Company, Blocker, elected to be taxed as a corporation.  The Company owns 100% of Blocker, which, in turn, owns 100% of AcquisitionCo.  As of April 30, 2009,   AcquisitionCo’s only holding was the MonteLago investment.  Accordingly, changes in the market value of the MonteLago investment generate deferred tax assets or liabilities for Blocker and are reported on the Company’s financial statements.  During the three months ended April 30, 2009, the Company recognized a total income tax benefit of $34,068.  During the nine months ended April 30, 2009, the Company recognized a total income tax benefit of $350,514, which was made up of a current income tax benefit of $188,711 and a reversal of a deferred tax asset valuation allowance of $161,803, based on management's estimated effective annual tax rate for the year.  The Company reversed its previously recorded valuation allowance during the nine months ended April 30, 2009, as a result of the implementation of a new tax strategy during the period, which accounts for the difference between the statutory tax rate and the effective tax rate.  Since conversion of the MonteLago Note into the MonteLago investment, the flow-through earnings (loss) of MonteLago have been taxed to Blocker.  The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

As required, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) during the year ended July 31, 2008.  FIN 48 applies to taxpaying and to “flow-through” entities.  Management has determined that the Company and its consolidated subsidiaries have no “uncertain tax positions” as defined in FIN 48, and, therefore, the adoption has had no effect on its financial position, results of operations or cash flows.

NOTE 5 - RELATED PARTY TRANSACTIONS

Plainfield Enterprises Holdings LLC (“Plainfield Holdings”), a wholly-owned subsidiary of the Plainfield Fund, owns a non-voting interest consisting of 99.99% of the Company.  Plainfield Holdings is solely owned by the Plainfield Fund.  During the nine months ended April 30, 2009, the Plainfield Fund made capital contributions to the Company.  The other 0.01% of the Company, which is the only voting interest of the Company, is owned by HBJ Plainfield LLC (“HBJ”), which is responsible for managing the operations of the Company.  Additionally, administrative expenses of $3,000 and $9,000 for the three and nine months ended April 30, 2009, respectively, incurred by the Plainfield Fund have been allocated to the Company and are reflected within the consolidated statement of operations.

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

NOTE 7 - CONTINGENCY

On February 25, 2009, CIRI Lakeside Gaming received a notice to vacate its leased premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011 (the "Property").  The management of CIRI Lakeside Gaming and its attorneys are currently in discussions with the counterparty to resolve outstanding legal issues with respect to the notice to vacate.  As of the date of the filing of this quarterly report, the parties have not resolved the outstanding dispute, and both CIRI Lakeside Gaming and Village Hospitality, LLC ("Village Hospitality") have filed pleadings with the district court in Clark County, Nevada.  A hearing was scheduled for June 8, 2009 regarding the case; however, the parties have filed a continuance to the hearing, which is scheduled for June 15, 2009.  The primary issue surrounding the dispute is the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality has argued that no written consent exists and that the lease agreement is not valid.  CIRI Lakeside Gaming has argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent has not yet been produced.  If the management of CIRI Lakeside Gaming is ultimately unable to resolve this outstanding dispute through negotiations in a satisfactory manner, it is likely that CIRI Lakeside Gaming will be unable to maintain its lease and will be required to vacate the Property on which it operates the Casino and shut down the business.  The Company may therefore lose all or a significant portion of the value of the MonteLago investment.  The management of CIRI Lakeside Gaming is unable to estimate the minimum costs, if any, to be incurred in such matter and, therefore, no provision has been included in either the financial statements of CIRI Lakeside Gaming or MonteLago.  It is the policy of the Company to expense legal defense costs, if any, as incurred.

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

Recent Developments

On February 25, 2009, CIRI Lakeside Gaming received a notice to vacate its leased premises pursuant to Nevada Revised Statutes Section 40.255(1)(C) (the "Eviction Notice") from German American Capital Corporation (the "Lender").  The Eviction Notice was delivered in connection with a trustee sale that was effected as part of the bankruptcy proceedings pertaining to the property generally referred to as the Ritz Carlton Hotel and Casino Premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011 (the "Property").  The management of CIRI Lakeside Gaming and its attorneys are currently in discussions with the Lender to resolve outstanding legal issues with respect to the Eviction Notice.  As of the date of the filing of this quarterly report, the parties have not resolved the outstanding dispute, and both CIRI Lakeside Gaming and Village Hospitality, LLC ("Village Hospitality") have filed pleadings with the district court in Clark County, Nevada.  A hearing was scheduled for June 8, 2009 regarding the case; however, the parties have filed a continuance to the hearing, which is scheduled for June 15, 2009.  The primary issue surrounding the dispute is the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality has argued that no written consent exists and that the lease agreement is not valid.  CIRI Lakeside Gaming has argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent has not yet been produced.  If the management of CIRI Lakeside Gaming is ultimately unable to resolve this outstanding dispute through negotiations in a satisfactory manner, it is likely that CIRI Lakeside Gaming will be unable to maintain its lease and will be required to vacate the Property on which it operates the Casino and shut down the business.  The Company may therefore lose all or a significant portion of the value of the MonteLago investment.

Results of Operations

During the three and nine months ended April 30, 2009, the Company incurred unrealized losses of $89,067 and $661,901, respectively, on the MonteLago investment as a result of a decline in the estimated fair value of the Company’s only investment.  This decline in estimated fair value was driven by declining economic conditions and operating losses experienced by Casino MonteLago.

Comparative prior period information for the period from August 22, 2007 (inception) through April 30, 2008, is not presented as the Company had no significant operations during this period.

Liquidity and Capital Resources

During the nine months ended April 30, 2009, the Company received total Member contributions of $296,322.  These contributions were used by the Company to fund administrative expenses and costs associated with obtaining a gaming license in Nevada.  The Company expects to incur additional expenses in the future related to its periodic SEC filing requirements.  These costs will be financed by Member contributions.  Future costs related to maintaining a gaming license in Nevada will be minimal as the license was granted on November 20, 2008.

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

Critical Accounting Estimates and Policies

Investment in Casino MonteLago Holding, LLC

The Company measures and accounts for the MonteLago investment at estimated fair value.  As there is no readily available market price for this investment security, estimated fair value is determined on a monthly basis by management, utilizing a number of different valuation approaches including the income approach, the market comparable approach and the transaction approach.  The choice of which technique(s) to use and weights assigned to factors within each approach may vary depending on the circumstances.  Without a readily available market value and because of the inherent uncertainty of valuation, the estimated fair value of our investment is determined using “level 3” inputs as defined in SFAS No. 157, Fair Value Measurements. The estimated fair value may differ materially from the value that would have been used if a ready market existed for the investment.

As of April 30, 2009, the recorded value of the MonteLago investment was adjusted to its current estimated fair value using primarily a discounted cash flow approach, which requires significant estimates and assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income / cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the Casino operation, and / or regulatory and other matters such as any change in status of the Casino’s gaming license or our license applications  and the estimated probable effects of significant uncertainties resulting from current economic conditions and the status of the Casino's lease discussed elsewhere in this report.  Operating income / cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as “EBITDA” and herein as “free cash flow.”

The discounted cash flow approach to estimate the fair value of the receivable utilized four “free cash flow” scenarios which management believes are within a range of reasonably possible results. Based on management’s judgment, a weighting of 65% was assigned to the “free cash flow” point forecast and 5%, 20% and 10% to the upside, downside and total loss scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using CAPM, market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security.  Beta, within the context of CAPM, is determined based on an analysis of public companies believed by management to be comparable, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At April 30, 2009, the significant assumptions used to value the investment are summarized as follows:

Terminal value multiple	7.6
Discount rate	18.7%
Casino “free cash flow” forecasts range (prospective years 1-5):
Point forecast (65% weighting)	$320,000 to $1,050,000
Upside scenario (5% weighting)	$420,000 to $1,460,000
Downside scenario (20% weighting)	$230,000 to $710,000
Total loss scenario (10% weighting)	$0

These significant assumptions result in an “entity value” estimate for the Casino (debt free) which was adjusted up (down) for the following factors to which the Company’s effective one-third interest was applied to arrive at the estimated fair value of the investment, then adjusted for illiquidity, as follows:

Excess cash	$187,000
Casino related long-term debt	($2,207,000)

Illiquidity discount rate	40%

At April 30, 2009, the sensitivity of changes in these key assumptions is illustrated by the following increases (decreases) in the estimated fair value:

Decrease in terminal value multiple to 6.6	$(96,000)
Increase in terminal value multiple to 8.6	$96,000
Decrease in discount rate to 13.7%	$146,000
Increase in discount rate to 23.7%	$(120,000)
20% decrease in casino “free cash flow” per year	$(29,000)
20% increase in casino “free cash flow” per year	$29,000
100% weighting assigned to point forecast	$115,000
Reduction in illiquidity discount rate to 30%	$95,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company Operating Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company Operating Manager concluded that, as of April 30, 2009, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 25, 2009, CIRI Lakeside Gaming received the Eviction Notice from the Lender.  The Eviction Notice was delivered in connection with a trustee sale that was effected as part of the bankruptcy proceedings pertaining to the Property.  The management of CIRI Lakeside Gaming and its attorneys are currently in discussions with the Lender to resolve outstanding legal issues with respect to the Eviction Notice.  As of the date of the filing of this quarterly report, the parties have not resolved the outstanding dispute, and both CIRI Lakeside Gaming and Village Hospitality have filed pleadings with the district court in Clark County, Nevada.  A hearing was scheduled for June 8, 2009 regarding the case; however, the parties have filed a continuance to the hearing, which is scheduled for June 15, 2009.  The primary issue surrounding the dispute is the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality has argued that no written consent exists and that the lease agreement is not valid.  CIRI Lakeside Gaming has argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent has not yet been produced.  If the management of CIRI Lakeside Gaming is ultimately unable to resolve this outstanding dispute through negotiations in a satisfactory manner, it is likely that CIRI Lakeside Gaming will be unable to maintain its lease and will be required to vacate the Property on which it operates the Casino and shut down the business.  The Company may therefore lose all or a significant portion of the value of the MonteLago investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended April 30, 2009.

Item 5.  Other Information.

None.

Item 6 – Exhibits.

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

Date: June 12, 2009	PLAINFIELD ENTERPRISES LLC

By: /s/ Alan Ginsberg
Name: Alan Ginsberg Title: Operating Manager