Form 10-K
period 2009-07-31
Plainfield Enterprises LLC
filed 2009-11-13
CIK 1444347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009

OR

  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
________________

Commission File Number  000-53407

PLAINFIELD ENTERPRISES LLC

(Exact name of Registrant as specified in its charter)

Delaware	26-0787260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 West Putnam Avenue, Greenwich, CT 06830 (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (203) 302–1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Unit

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐  Non-Accelerated filer ☐  Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2009, none of the Registrant's voting or non-voting common equity was held by non-affiliates.

Documents Incorporated by Reference: None

Forward Looking Statements May Prove Inaccurate

Certain statements in this Form 10-K contain or may contain information that is forward-looking. When used in this report, the words "expect," "intend," "anticipate," "should," "believe," "plan," "estimate," "may," "seek," and similar expressions are generally intended to identify forward-looking statements. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, but not limited to, the following:

•
the inability of regulated entities and certain members of the Board of Managers, officers, key employees and other affiliates of Plainfield Enterprises LLC, or the Company, to obtain and maintain gaming licenses or permits in jurisdictions where the Company's current or planned business or an entity in which the Company invests requires such licenses or permits;

•	the limitation, conditioning, revocation or suspension of any such gaming licenses or permits;

•	revocation of licenses or permits by regulatory authorities with respect to any member of the Company's Board of Managers, officer, or key employee required to be found suitable;

•	loss or retirement of members of the Company's Board of Managers, officers, or key employees;

•	increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands);

•	the inability to maintain and improve existing gaming facilities;

•	the inability of the Company to maintain possession of the existing casino facility in Henderson, Nevada;

•	the inability to consummate planned acquisitions of gaming opportunities;

•	the costs and delays associated with constructing and opening new gaming facilities;

•	the inability to retain key leases;

•	a decline in the public acceptance or popularity of gaming;

•	increases in or new taxes or fees imposed on gaming revenues or gaming devices;

•	significant increases in fuel or transportation prices;

•	adverse economic conditions in key markets; and

•	severe or unusual weather in such key markets.

In addition, any financings consummated by Casino MonteLago Holding, LLC, which we refer to as MonteLago, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of MonteLago and its subsidiaries could have important consequences, including but not limited to the following:

•	a substantial portion of MonteLago's and its subsidiaries' cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes;

•	MonteLago's and its subsidiaries' ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and

•	MonteLago's and its subsidiaries' level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally.

i

ii

PART I

Item 1.  Business.

THE COMPANY

Overview of the Company

Plainfield Enterprises LLC, a Delaware limited liability company, and its wholly-owned subsidiaries, Plainfield AcquisitionCo LLC, a Delaware limited liability company, or AcquisitionCo, and Plainfield Enterprises Inc., a Delaware corporation, or BlockerCo, which we refer to collectively as the Company, were formed on August 22, August 22, and September 11, 2007, respectively, at the direction of Plainfield Direct Inc., or the Plainfield Fund, which is an affiliate of Plainfield Asset Management LLC, or Plainfield, for the purpose of participating in various activities relating to the gaming industry including holding equity in gaming industry related businesses.

The Company had no revenue generating business prior to the acquisition through AcquisitionCo of a $1,562,500 unsecured exchangeable note, or the MonteLago Note, receivable from Casino MonteLago Holding, LLC, or MonteLago, which we refer to as the MonteLago Transaction, on July 1, 2008.  MonteLago owns a 100% equity interest in CIRI Lakeside Gaming Investors, LLC, or CIRI Lakeside Gaming, which operates Casino MonteLago, or the Casino, located at Lake Las Vegas in Henderson, Nevada.  On November 20, 2008, the Company was granted a Nevada gaming license, and as a result, the MonteLago Note automatically converted into a 33.33% equity interest in MonteLago, or the MonteLago Equity, on that date.  The Company's current business consists primarily of its ownership of the MonteLago Equity.

Plainfield is an investment management firm formed on February 14, 2005, and is based in Greenwich, Connecticut. Plainfield is registered with the United States Securities and Exchange Commission, or the SEC, as an investment adviser under the Investment Advisers Act of 1940 and serves as the investment manager to the Plainfield Fund and to other pooled investment vehicles inside and outside of the United States. Plainfield manages approximately $3.7 billion of investment capital for institutions and high net worth individuals based in the United States and abroad. Plainfield's principal address is at 100 West Putnam Avenue, Greenwich, CT 06830.  Max Holmes is the sole managing member of Plainfield.

Ownership of the Company

The Company currently has two issued and outstanding classes of limited liability company interests.  The Company has one issued and outstanding Class A unit, or the Class A Interest, representing all of its voting equity interests, which is held by HBJ Plainfield LLC, a Delaware limited liability company, or HBJ, and 9,999 issued and outstanding Class B units, or the Class B Interests, representing all of its non-voting equity interests, which are held by Plainfield Enterprises Holdings LLC, a Delaware limited liability company, or Plainfield Holdings, that is a wholly-owned subsidiary of the Plainfield Fund.  HBJ is owned by Alan Ginsberg, who also serves as HBJ's President, Secretary and Treasurer.  The Company does not currently intend to issue any additional Class A or Class B Interests.

All matters of the Company that are subject to the vote of its member, or the Member, including the appointment and removal of members of the Company's board of managers, or the Board of Managers, are controlled by HBJ, the sole managing member of the Company.  Alan Ginsberg, the sole HBJ Principal, and a member of the Board of Managers, is also the Company's Operating Manager, who is responsible for the Company's day-to-day management and operations. The remaining members of the Board of Managers include Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole.  The Class B Interests issued to Plainfield Holdings allow Plainfield Holdings and its sole member, the Plainfield Fund, to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law.  If Plainfield Holdings or its sole member had any of the power to control the operations or affairs of the Company afforded to the holder of the Class A Interest, they and their respective constituent equity holders would generally be required to be licensed or found suitable under the gaming laws and regulations of the State of Nevada.  In connection with the formation of the Company, HBJ and Plainfield Holdings have executed the Amended and Restated Limited Liability Company Agreement of the Company, dated September 2, 2008, which we refer to as the Company Operating Agreement.

The diagram below depicts the general ownership of the Company and its parents and subsidiaries.

HBJ is managed by Alan Ginsberg and the Company is managed by a Board of Managers consisting of Alan Ginsberg as Operating Manager, Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole.  BlockerCo is a holding company that has elected to be taxed as a corporation.  Because BlockerCo is a separately taxed, non-flow through entity, BlockerCo is taxed on its share of the income relating to the Company's business rather than the investors in the Plainfield Fund.

Business Developments

Recent Events

On September 4, 2009, CIRI Lakeside Gaming entered into a Conditional Covenant Not to Execute, or the Conditional Agreement, with Village Hospitality, LLC, or Village Hospitality, the landlord of CIRI Lakeside Gaming's leased premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011, which we refer to as the Property.  Pursuant to the terms of the Conditional Agreement, Village Hospitality agreed to provide CIRI Lakeside Gaming 65 days prior written notice before removing CIRI Lakeside Gaming from the Property.  The terms of the Conditional Agreement also provided that Village Hospitality may remove CIRI Lakeside Gaming from the Property five days after giving written notice following the occurrence of certain events of default set forth in the Conditional Agreement.  The Conditional Agreement further provided that CIRI Lakeside Gaming must surrender the Property no later than September 8, 2010, subject to the specific terms and conditions of the Conditional Agreement.  If CIRI Lakeside Gaming is unable to remain on the Property and/or realize sufficient proceeds on the disposition of its assets, the Company may not be able to recover all or a significant portion of the carrying value of its investment in MonteLago.

The MonteLago Transaction

The purpose of the MonteLago Transaction was, first, to finance MonteLago's acquisition of all of the issued and outstanding membership interests of CIRI Lakeside Gaming, and second, for the Company to pursue a long-term investment in the continued growth and development of gaming in the Lake Las Vegas area.

On May 3, 2007, MonteLago and Plainfield Gaming Inc., or Plainfield Gaming, entered into a loan agreement, amended and restated as of June 20, 2007, or the Loan Agreement.  Pursuant to the terms and conditions of the Loan Agreement, Plainfield Gaming loaned, in exchange for the MonteLago Note, an aggregate amount of $1,562,500, or the Company Loan, to MonteLago to enable MonteLago to acquire all of the issued and outstanding membership interests of CIRI Lakeside Gaming, which then owned and operated the Casino.

On September 22, 2007, upon CIRI Lakeside Gaming's receipt of regulatory approval from the Nevada Gaming Commission, or the Nevada Commission, MonteLago acquired all of the issued and outstanding membership interests of CIRI Lakeside Gaming.

On July 1, 2008, the Company, indirectly through AcquisitionCo, acquired the MonteLago Note from MonteLago, for the purchase price of $1,484,475.   The MonteLago Note was unsecured and non-interest bearing and was converted into 33.33% of the equity interests of MonteLago upon the Company's receipt of a Nevada gaming license.

On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the Company, through its subsidiaries, exchanged (cancelled) the MonteLago Note for the cancellation of the Company Loan and the MonteLago Note automatically converted into the MonteLago Equity on that date.

Upon completion of the MonteLago Transaction, the Company, indirectly through AcquisitionCo, owned 33.334% of the equity interests of MonteLago, and the remaining 66.666% of the equity interests of MonteLago are owned by the following:

The Finley Family Trust	20.276%
Steve Szapor	13.665%
Steve Rittvo	12.335%
Jess M. Ravich	11.660%
Peter Cleary	1.400%
Ernest D'Ambrosio	3.000%
Scott Fisher	4.330%

Employees

The Company currently has no employees.  The Company currently has five managers on the Board of Managers: Alan Ginsberg, Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole. Alan Ginsberg serves as Operating Manager with responsibility for the Company's day-to-day management and operations. Given the Company's structure as a holding company to hold, indirectly through wholly-owned subsidiaries, the MonteLago Equity, Mr. Ginsberg does not intend to devote a significant amount of his professional time to the operation of the Company. None of the members of the Board of Managers, including Mr. Ginsberg, receive any compensation from the Company for their services.

Environmental Issues

The Company has no physical assets.

CASINO MONTELAGO HOLDING, LLC

MonteLago was organized on April 12, 2007, and entered into a Purchase and Sale Agreement dated April 18, 2007, as amended and restated as of May 16, 2007, with Cook Inlet Region, Inc., an Alaskan corporation, or CIRI, for the acquisition of 100% of the membership interests, gaming assets and leasehold improvements of CIRI Lakeside Gaming, the non-restricted gaming licensee operating the Casino at Lake Las Vegas.  Today, MonteLago, through its subsidiary, CIRI Lakeside Gaming, leases the premises on which the Casino is located and operates the Casino.

The Casino is located adjacent to the Ritz-Carlton Hotel at Lake Las Vegas in Henderson, Nevada, and since its opening in April 2003, the Casino had been managed by an unrelated third party management company.  Prior to the approval of the sale between CIRI and MonteLago, CIRI cancelled the management agreement with the management company.   MonteLago installed a full-time on-site General Manager and has a Board of Managers and Advisory Committee comprised of senior principals of various equity holders to manage MonteLago.

On July 17, 2008, Lake at Las Vegas Joint Venture, LLC, the master developer of the Lake Las Vegas Resort, and several of its subsidiaries, or the Lake Las Vegas Group, filed a voluntary petition for bankruptcy protection with the United States Bankruptcy Court for the District of Nevada in Las Vegas under Chapter 11 of the Bankruptcy Code.  On February 25, 2009, CIRI Lakeside Gaming received a notice to vacate the Property pursuant to Nevada Revised Statutes Section 40.255(1)(C), which we refer to as the Eviction Notice, from German American Capital Corporation, or the Lender.  The Eviction Notice was delivered in connection with a trustee sale that was effected as part of the bankruptcy proceedings pertaining to the Property.  Both CIRI Lakeside Gaming and Village Hospitality filed pleadings with the district court in Clark County, Nevada.  The primary issue surrounding the dispute was the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality argued that no written consent existed and that the lease agreement was not valid.  CIRI Lakeside Gaming argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent has not been produced.  On July 15, 2009, the district court in Clark County, Nevada ruled that a temporary writ of restitution be issued against CIRI Lakeside Gaming and in favor of Village Hospitality.  The district court's ruling provided for the potential eviction and removal of CIRI Lakeside Gaming from the Property.

On September 4, 2009, CIRI Lakeside Gaming entered into the Conditional Agreement with Village Hospitality.  Pursuant to the terms of the Conditional Agreement, Village Hospitality agreed to provide CIRI Lakeside Gaming 65 days prior written notice before removing CIRI Lakeside Gaming from the Property.  The terms of the Conditional Agreement also provided that Village Hospitality may remove CIRI Lakeside Gaming from the Property five days after giving written notice following the occurrence of certain events of default set forth in the Conditional Agreement.  The Conditional Agreement further provided that CIRI Lakeside Gaming must surrender the Property no later than September 8, 2010, subject to the specific terms and conditions of the Conditional Agreement.  If CIRI Lakeside Gaming is unable to remain on the Property and/or realize sufficient proceeds on the disposition of its assets, the Company may not be able to recover all or a significant portion of the carrying value of its investment in MonteLago.

Management of MonteLago

The Company and MonteLago executed the MonteLago Operating Agreement dated as of May 3, 2007, or the MonteLago Operating Agreement.  Under the terms of the MonteLago Operating Agreement, MonteLago is managed by the board of managers of MonteLago, comprised of Johan Finley and Peter Cleary, which we refer to as the MonteLago Board.  Representatives from various equity holders also form an Advisory Committee, which makes recommendations to the MonteLago Board.  Riccardo Ingrassia, formerly the General Manager of the Hyatt Casino at Lake Las Vegas prior to its closing, currently serves as General Manager of the Casino.

Other than powers expressly delegated to the General Manager in its management of the Casino, the MonteLago Board has all power to control and manage the business and affairs of MonteLago.  Each Manager of the MonteLago Board has one vote and actions of the MonteLago Board generally require a majority vote of the Managers, except that if there are only two members of the MonteLago Board at any time then a vote of the MonteLago Board at that time must be unanimous.  Certain actions by the MonteLago Board, however, are subject to ratification by Members of MonteLago who own in the aggregate at least a majority of the equity interests of MonteLago, including:

•	any amendment to the MonteLago Operating Agreement or to MonteLago's certificate of formation,

•
any merger or combination of MonteLago with or into another entity other than when MonteLago is the surviving entity or where MonteLago is converted into another form of legal entity pursuant to the MonteLago Operating Agreement,

•	any sale or exchange of all or substantially all of the assets of MonteLago or any of its affiliates or subsidiaries,

•	the dissolution of MonteLago, change in its form, or the formation of any subsidiaries or joint ventures,

•	the compromising, arbitrating, adjusting and litigating of certain claims against MonteLago or any of its affiliates or subsidiaries,

•	the approval of the annual operating budget and capital expenditure budget for MonteLago or any of its affiliates or subsidiaries and the approval of any deviation from said budgets,

•	any public offering of securities pursuant to the Securities Act of 1933, as amended, or the Securities Act,

•	the approval of certain contracts or agreements to which MonteLago or any of its affiliates or subsidiaries are a party,

•
the approval of certain transactions regarding borrowing of money, obtaining of credit, issuance of notes, debentures, securities, equity or other interests of or in MonteLago and securing of the obligations undertaken in connection therewith and entering into of leases for real or personal property, and

•	the creation and appointment or elimination of an Advisory Committee to MonteLago.

Managers are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of a gaming casino in Nevada, including MonteLago.  For further information about licensing and suitability requirements, see "Item 1. Business – Regulatory Matters – Nevada Regulation and Licensing" below.

Other than through representation on the Board of Managers, the Members and various equity holders of MonteLago do not have the right to take part in or interfere in any manner with the management of MonteLago.  The Members have voting rights generally limited to those required by law and those specifically set forth in the MonteLago Operating Agreement.  Except as permitted by the MonteLago Board and the relevant gaming authorities, the Members are generally prohibited from transferring all or any part of their interests in MonteLago.

Business and Marketing Strategy

MonteLago aims to target the locals geographic gaming market, focusing on residents living in close proximity to the Casino.  MonteLago management believes that the Casino also benefits from the Neighborhood Casino Act, which limits competition within defined areas.  For more information on the Neighborhood Casino Act, see "Item 1. Business – Casino MonteLago Holding, LLC – Competition – The Neighborhood Casino Act" below.

Strong Management Team.   The day-to-day operations of MonteLago are managed by Riccardo Ingrassia, who has had significant gaming industry experience.  Mr. Ingrassia previously served as the Casino General Manager of the casino at the Hyatt Regency Lake Las Vegas.  Mr. Ingrassia not only has a thorough understanding of the local operating environment at Lake Las Vegas, table games and slot machines, but he also has extensive contacts within the casino gaming industry and with casino customers.  As General Manager, Mr. Ingrassia reports to the MonteLago Board comprised of MonteLago principals.  Mr. Ingrassia is assisted in his management functions by a team of departmental managers with extensive experience in their respective fields of expertise. In addition, Members of the MonteLago Board and Advisory Committee of MonteLago have significant experience in the gaming industry.

Targeted Customer Base.   MonteLago's operating strategy aims to attract and retain customers primarily from the locals geographic market through innovative, frequent and high-profile promotional programs, and focused marketing efforts.  MonteLago's primary customers are located within a five-mile radius of the Casino, and MonteLago focuses its marketing efforts on those patrons.  In addition, MonteLago is broadening its marketing strategy to include overnight visitors staying at the hotels and condominium units in Lake Las Vegas.

High-Value Customer Experience.   In order to provide what MonteLago's management believes is a high-value gaming experience that will attract repeat local customers, MonteLago focuses on slot and video poker machine play and offers a wide variety of high quality slot and video poker games.  MonteLago management is also committed to providing a high-value entertainment experience through food and beverage and other entertainment amenities.

Creative Marketing and Promotional Programs.   MonteLago management believes that promotions and promotional events are one of the primary factors to success in the locals gaming market.  MonteLago employs a marketing strategy that utilizes what they believe are innovative, frequent and high-profile promotional programs in order to attract and retain customers and establish a high level of name recognition for the Casino.  In addition to aggressive direct marketing efforts, MonteLago markets its own promotional events in close conjunction with the Lake Las Vegas Village, and has established and promotes an efficient and competitive local player loyalty rewards program at the Casino.  Furthermore, MonteLago management intends to pursue strategic alliances with other entities to induce incremental casino play at the Casino.

The Casino

Following the sale of the Hyatt Hotel at Lake Las Vegas to Loews Hotels, the Casino is the only casino remaining in Lake Las Vegas.  The Casino is located adjacent to the Ritz-Carlton Hotel at Lake Las Vegas.  The Casino opened in April 2003 and has a Tuscan theme.  The Casino's facilities consist of approximately 40,000 square feet of casino space, approximately 424 slot/video poker machines, 10 table games, a sports book, a restaurant and snack bar, two bars, and an indoor/outdoor entertainment venue.  The Casino benefits indirectly from the marketing efforts of Lake Las Vegas' two hotels – the Ritz Carlton and the Loews Lake Las Vegas Resort, as well as traffic from the residents of nearby timeshares and visitors to golf courses near Lake Las Vegas.

Las Vegas Locals Gaming Market

Henderson is part of the greater Las Vegas metropolitan area in Clark County, Nevada.  The greater Las Vegas area is one of the fastest growing areas within the United States. According to the Nevada State Demographer, between 1997 and 2007 Clark County's population grew approximately 67%, approximately six times the United States population growth of approximately 11% over the same period of time. According to Clark County demographers, county population growth slowed somewhat to approximately 4% between 2006 and 2007 but still remained above the national average, and has remained relatively unchanged in 2008. MonteLago's management believes that the growth in Clark County's population has been driven, in part, by the popularity of casino gaming and Nevada's favorable climate and tax structure and low unemployment.

MonteLago competes primarily in the Las Vegas locals gaming market, which is defined as the Clark County gaming market excluding the Las Vegas Strip, downtown Las Vegas and Laughlin. According to the 2008 Clark County Residents Study by the Las Vegas Convention and Visitors Authority, approximately two-thirds of the local adult population participates in casino gaming at least occasionally (less than once per month to more than twice per week). In conjunction with the growth of the Clark County population, gaming revenues for the locals gaming market has experienced steady near double digit increases annually until recently. According to the Nevada Commission, total revenue from non-restricted gaming operations in the Las Vegas locals gaming market grew from approximately $1.7 billion in 2002 to approximately $2.8 billion in 2007, representing an annual growth rate of 9.7% and between 2006 and 2007 of 3.0%.  However, in 2008, total revenue from non-restricted gaming operations in the Las Vegas locals gaming market declined by 9.36% to $2.51 billion. For the year ended July 31, 2009, total revenue for the Las Vegas locals gaming market was approximately $2.36 billion.

The specific geographic market for the Casino is the residents of Lake Las Vegas and its surrounding area within a three to five mile range, guests staying at one of Lake Las Vegas' three resorts – the Ritz Carlton, the Loews Lake Las Vegas Resort, and MonteLago Village Resort, and daily visitors to Lake Las Vegas and Lake Mead.  As of November 13, 2009, Lake Las Vegas is an 3,592-acre, upscale development situated on a privately owned 320-acre lake with 10 miles of shoreline, and is located approximately 17 miles from Las Vegas.  The Lake Las Vegas area also has three resorts, 19 distinct neighborhoods, golf courses, spas, and full-service marinas with watercraft rentals and yacht cruises.

Competition

The gaming industry is a highly fragmented and competitive industry.  The gaming industry includes land-based casinos, in certain locations dockside casinos and riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming.  MonteLago management believes that the primary competition to the Casino comes from other casinos that cater to the Clark County locals market.  In addition, to a lesser extent, the Casino faces competition from casinos located on the Las Vegas Strip and in downtown Las Vegas.  The competition among companies in the gaming industry is intense and many of MonteLago's competitors have significantly greater resources than MonteLago.  Certain states have legalized casino gaming and other states may legalize gaming in the future.  Legalized casino gaming in these states and on Native American reservations near MonteLago or changes to gaming laws in states surrounding Nevada could increase competition in the Las Vegas market and could adversely affect its operations.  MonteLago also competes to a lesser extent with gaming facilities in other jurisdictions, state-sponsored lotteries, on-and-off track pari-mutuel wagering, internet gaming, card clubs, riverboat casinos and other forms of legalized gambling.

Las Vegas Locals Gaming Market

The Clark County locals gaming market has led to a highly competitive market to attract business of local residents.  In addition to established casinos and resorts, MonteLago faces competition from smaller casinos, supermarkets, bars and convenience stores that offer limited forms of gaming.

The closest casino competitor to the Casino is the Fiesta, which is approximately eight miles from the Casino.  Other competitors (each more than 10 miles from the Casino) include Sunset Station, Green Valley Ranch, and Boulder Station, all of which are owned by Station Casinos Inc., Sam's Town, which is owned by Boyd Gaming, and the Eastside Cannery, which is owned by Cannery Casino Resorts.  Together, these five casinos account for 12,852 slots, 219 table games and 2,270 hotel rooms.

There are also a number of casinos that service population centers in and around downtown Henderson.  These properties offer minimum amenities and target a lower-middle class demographic.  These facilities include the Eldorado Casino and Jokers Wild, owned by Boyd Gaming, the Peppermill's Rainbow Club Casino, and the Emerald Island Casino.

Las Vegas Strip and Downtown Las Vegas Gaming Market

The Las Vegas Strip is the location of numerous casino resorts, including the largest and newest mega-casinos that Las Vegas has to offer.  In addition, the downtown Las Vegas area includes approximately 15 casinos on or near Fremont Street in old Las Vegas.  Casinos located on the Las Vegas Strip or in downtown Las Vegas are typically tourist destinations and generally do not target the locals gaming market.

The Neighborhood Casino Act

In 1997, the Nevada Legislature passed Senate Bill No. 208, or the Neighborhood Casino Act, enacting laws which possibly create significant barriers to new competition near the Casino and other neighborhoods by limiting future casino development in certain areas of Clark County, Nevada.  These laws have been subsequently amended several times by the Nevada Legislature.  With certain specified exemptions, the Neighborhood Casino Act limits non-restricted gaming to certain designated gaming enterprise districts, and imposes potentially burdensome requirements on applicants proposing to have new locations designated as gaming enterprise districts by the applicable county, city or town body with jurisdiction.

Operations

For the year ended December 31, 2008, MonteLago derived approximately 99% of its revenues from three sources: slot and video gaming machines (69%), food and beverage (17%), and table games (13%).

REGULATORY MATTERS

CIRI Lakeside Gaming's operations are subject to extensive regulation under laws, rules and supervisory procedures imposed by Nevada law and by the City of Henderson. If additional gaming regulations are adopted by the State of Nevada or the City of Henderson, those regulations could impose restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the Nevada legislature or by initiative petitions that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations.  MonteLago does not know whether or when such legislation will be enacted or whether such initiative proposals may be implemented. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect MonteLago's gaming operation.

Some jurisdictions, including Nevada, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Under provisions of gaming laws of the State of Nevada, and under the organizational documents of MonteLago, its securities are subject to restrictions on ownership and proposed transfers of ownership interests. The restrictions may require a holder of those securities to dispose of the securities under certain circumstances or, if the holder refuses, or is unable to dispose of the securities, the issuer may be required to repurchase the securities.

Since the Company was approved by the Nevada Gaming Authorities (defined below) to acquire the equity interests in MonteLago, the Company became subject to extensive regulation by the various gaming authorities. See, "Item 1. Business – Regulatory Matters – Nevada Regulation and Licensing" below.

Nevada Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada, including the Casino, are subject to the gaming laws and regulations of the State of Nevada, including the Nevada Gaming Control Act, or the Nevada Act, and regulations promulgated thereunder, as well as local regulations imposed by the City of Henderson.  MonteLago's gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada State Gaming Control Board, or the Nevada Board, and the City of Henderson, which we collectively refer to as the Nevada Gaming Authorities.  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on all Nevada gaming operations, including the Casino.

CIRI Lakeside Gaming is licensed by the Nevada Gaming Authorities as a corporate licensee, or a Corporate Licensee, under the terms of the Nevada Act and is, therefore, the holder of the non-restricted (casino) gaming license that authorizes its gaming operations to be conducted under Nevada law.  The gaming license held by CIRI Lakeside Gaming requires periodic payments of fees and taxes and is not transferable.  Corporate Licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a member of, or receive any percentage of the profits from a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.  MonteLago has been found suitable by the Nevada Commission as the sole owner of the membership interests of CIRI Lakeside Gaming, and all of the present Members of MonteLago have obtained the approvals necessary to own their respective interests in the Casino.  MonteLago and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in the Casino's present gaming activities.

Prior to acquiring the MonteLago Equity, the Company and its affiliated entities and controlling persons obtained certain approvals from the Nevada Gaming Authorities. These approvals included the following:

•	the Company was registered by the Nevada Commission as a publicly traded corporation as that term is defined by the Nevada Act and was found suitable to own all of the stock of BlockerCo;

•	HBJ, BlockerCo and AcquisitionCo were registered as holding or intermediary companies under the Nevada Act, and were found suitable in such capacities;

•	HBJ's sole equity holder and Manager were investigated and found suitable as Member and Manager of HBJ and as Operating Manager of the Company; and

•	The other four individuals who serve as members of the Board of Managers or officers of the Company and its subsidiaries were investigated and found suitable in such capacities.

The Nevada Gaming Authorities required the Company, HBJ, BlockerCo and AcquisitionCo, and each of their respective members and managers, to be found suitable in connection with the MonteLago Transaction.  Investigations for findings of suitability require the same level of review and scrutiny as do investigations for licensing.  While the direct and indirect holders of Class B Interests of the Company were not mandatorily required under the Nevada Act to be found suitable in connection with the Company's acquisition of the MonteLago Equity, they will remain subject to the discretionary authority of the Nevada Commission and may be required to file applications for findings of suitability, be investigated, and have their suitability determined by the Nevada Commission.  It is customary practice of the City of Henderson to defer to the Nevada Commission with respect to the background and suitability investigation of gaming applications except for those by on-site managers of liquor and gaming operations.

The Company had applied to be registered by the Nevada Commission as a "publicly traded corporation" as that term is defined in the Nevada Act.  Following the effectiveness of the Company's registration statement on Form 10-12G, as amended, initially filed with the SEC on October 31, 2008 (File No. 000-53407), and after obtaining all required approvals from the Nevada Commission, the Company was deemed a "publicly traded corporation" under the Nevada Act, even though it is not currently anticipated that any membership interests or any other securities of the Company will be listed for trading or trade with any frequency.

The Company, HBJ, BlockerCo and AcquisitionCo also applied for and obtained various registrations, licenses, findings of suitability, approvals and permits required from the Nevada Gaming Authorities to acquire the MonteLago Equity.  In connection with the Company's, HBJ's and AcquisitionCo's applications, Alan Ginsberg, the sole Member and Manager of HBJ, applied for and received the required approvals and findings of suitability in these capacities, and each of Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole additionally applied for and received approval as members of the Board of Managers of the Company and for various positions within BlockerCo and AcquisitionCo.

No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary or holding company or a Corporate Licensee without first being investigated by and obtaining licenses and related findings of suitability or approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with the Company or its affiliates to determine whether the individual is suitable or should be licensed as a business associate of a Corporate Licensee or any holding or intermediary company. As stated above, certain of the officers, managers and key employees of MonteLago, the Company, HBJ, BlockerCo and AcquisitionCo have been required to file applications with the Nevada Gaming Authorities and were required to be found suitable by the Nevada Gaming Authorities in connection with the Company's acquisition of the MonteLago Equity.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.  An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the authority to disapprove changes in a corporate position.

If the Nevada Commission were to find an officer, manager or key employee of CIRI Lakeside Gaming, MonteLago, the Company, HBJ, BlockerCo or AcquisitionCo unsuitable to continue having a relationship with any of these entities, the companies involved would have to sever all relationships with such person.  The Nevada Commission may deny an application for any cause which they deem reasonable. Determinations of suitability or of questions pertaining to licensing are subject to very limited judicial review in Nevada.

If it were determined that the Nevada Act was violated by CIRI Lakeside Gaming, MonteLago, the Company, HBJ, BlockerCo or AcquisitionCo, the gaming licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, any such violation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could appoint a supervisor to operate the Casino and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada.  Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact MonteLago's revenues and cause the Company to suffer financial loss.

On November 20, 2008, the Nevada Commission issued an order of registration of the Company, or the Order of Registration, which was immediately effective.  The Order of Registration prohibits (1) HBJ, Plainfield Holdings, or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Class A or Class B Interests or any other security convertible into or exchangeable for Class A or Class B Interests, without the prior approval of the Nevada Commission, and (2) the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by HBJ or Plainfield Holdings or their respective affiliates, without the prior approval of the Nevada Commission. The Order of Registration sets forth a description of the Company and its affiliates and intermediary companies and the various approvals obtained by those entities, together with any conditions and limitations pertaining to such approvals.

The Company, HBJ, BlockerCo and AcquisitionCo are subject to detailed financial and operating reporting requirements to the Nevada Gaming Authorities on an ongoing basis.  Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, HBJ, BlockerCo and AcquisitionCo must be reported to, and in some cases approved by, the Nevada Commission.

Regardless of the amount of interest held, any beneficial holder of securities issued by the Company may be required to file an application, be investigated and have that person's suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada.  If the beneficial holder of such voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners.  The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who individually, or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of the voting securities of a publicly traded corporation registered with the Nevada Commission to report the acquisition to the Nevada Commission, and such person may be required to be found suitable.  The Nevada Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of the voting securities of a publicly traded corporation registered with the Nevada Commission to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice to the person requiring such filing.  Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the voting securities of a registered publicly traded corporation may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only.  Also under certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of the voting securities of such company for a limited period of time and maintain the waiver.  An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered publicly traded corporation, a change in the corporate charter, bylaws, management, policies or operations of the registered publicly traded corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding such a company's voting securities for investment purposes only.

Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the types normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	other activities that the Nevada Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of equity securities if the record owner, after request, fails to identify the beneficial owner.  Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity securities of a publicly traded corporation registered with the Nevada Commission beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a member or hold a voting security or other equity security issued by the Company or to have any other relationship with the Company, the Company:

•	pays that person any dividend or interest with respect to voting securities of the Company,

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,

•	pays remuneration in any form to that person for services rendered or otherwise, or

•
fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any debt or non-voting security of a registered publicly traded corporation to file applications, be investigated, and be found suitable to own the debt or non-voting security of such corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered publicly traded corporation can be sanctioned, including by revocation of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever,

•	recognizes any voting right by such unsuitable person in connection with such securities,

•	pays the unsuitable person remuneration in any form, or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transactions.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the proceeds from such offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

The Nevada Act provides that changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control, may not occur without the prior approval of the Nevada Commission.  Entities and persons seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada Commission with respect to a variety of stringent standards prior to assuming control of such corporation. The Nevada Commission may also require controlling stockholders, members, partners, officers, directors and other persons having an ownership interest in or a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons, and who proposes to become involved or is involved in a gaming venture outside of Nevada, which we refer to as Foreign Gaming, is required to deposit certain funds with the Nevada Board in order to pay the expenses of investigation of the Nevada Board with respect to their participation in such Foreign Gaming. Thereafter, such persons are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the Foreign Gaming operation, fails to conduct the Foreign Gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with, or associates with, a person in a Foreign Gaming operation who has been denied a license or finding of suitability in Nevada for the reason of personal unsuitability.

Internal Revenue Service Regulations

The Internal Revenue Service requires operators of casinos located in the United States to file information returns for certain United States citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens.  Management of MonteLago is unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department, or FinCEN, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985.  In addition, for periods after March 25, 2003, federal regulations require operators of casinos in the United States to report certain "suspicious transactions" to FinCEN.  These regulations may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.  Casinos are also required to comply with certain reporting requirements of the Nevada Commission and the Nevada Board.

Other Laws and Regulations

The sale of alcoholic beverages at MonteLago Casino is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon MonteLago's operations.

MonteLago is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Management of MonteLago believes that it has obtained all required licenses and permits and that its business is conducted in substantial compliance with applicable laws.

Environmental Matters

As is the case with any owner or operator of real property, MonteLago is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. MonteLago does not have environmental liability insurance to cover such events.

MonteLago management believes that its operation and property are in compliance in all material respects with all applicable environmental laws.  Based upon their experience to date, MonteLago management believes that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on its financial condition or results of operations.

Employees

As of November 13, 2009, MonteLago had approximately 182 employees.  Approximately 131 are full time and three are part time.  There are also 47 extra board employees. As of that date, the gaming department had 84 employees; the food and beverage department had 50 employees; and administration had 48 employees.  No employees are currently represented by organized labor.  MonteLago's management recognizes that its employees are its greatest assets and are critical to its success.  MonteLago's management has sought to foster a productive work culture, and employees are offered competitive salaries and benefits. The Company currently has no employees.

Reports to Security Holders

The Company is required to file annual, quarterly and other current reports and information with the SEC.  You may read and copy any materials filed by the Company with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's filings are also available to the public from commercial document retrieval services and at the World Wide Web site maintained by the SEC at http://www.sec.gov.

Item 2.  Properties.

Neither the Company nor any of its consolidated subsidiaries owns real property.

Item 3.  Legal Proceedings.

On July 17, 2008, the Lake Las Vegas Group filed a voluntary petition for bankruptcy protection with the United States Bankruptcy Court for the District of Nevada in Las Vegas under Chapter 11 of the Bankruptcy Code.  On February 25, 2009, CIRI Lakeside Gaming received the Eviction Notice from the Lender.  The Eviction Notice was delivered in connection with a trustee sale that was effected as part of the bankruptcy proceedings pertaining to CIRI Lakeside Gaming's leased premises located at the Property.  Both CIRI Lakeside Gaming and Village Hospitality filed pleadings with the district court in Clark County, Nevada.  The primary issue surrounding the dispute was the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality argued that no written consent existed and that the lease agreement was not valid.  CIRI Lakeside Gaming argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent has not been produced.  On July 15, 2009, the district court in Clark County, Nevada ruled that a temporary writ of restitution be issued against CIRI Lakeside Gaming and in favor of Village Hospitality.  The district court's ruling provided for the potential eviction and removal of CIRI Lakeside Gaming from the Property.

On September 4, 2009, CIRI Lakeside Gaming entered into the Conditional Agreement with Village Hospitality.  Pursuant to the terms of the Conditional Agreement, Village Hospitality agreed to provide CIRI Lakeside Gaming 65 days prior written notice before removing CIRI Lakeside Gaming from the Property.  The terms of the Conditional Agreement also provided that Village Hospitality may remove CIRI Lakeside Gaming from the Property five days after giving written notice following the occurrence of certain events of default set forth in the Conditional Agreement.  The Conditional Agreement further provided that CIRI Lakeside Gaming must surrender the Property no later than September 8, 2010, subject to the specific terms and conditions of the Conditional Agreement.  If CIRI Lakeside Gaming is unable to remain on the Property and / or realize sufficient proceeds on the disposition of its assets, the Company may not be able to recover all or a significant portion of the carrying value of its investment in MonteLago.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the quarter ended July 31, 2009.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 4, 2008, in connection with the execution of the Limited Liability Company Agreement of the Company, dated January 4, 2008, or the Original Company Operating Agreement, the Company issued the Class A Interest to HBJ without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act in exchange for a cash capital contribution of $0.01.  The Company also issued 9,999 Class B Interests to Plainfield Holdings without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act in exchange for a capital contribution of $10.00.   The Class A and Class B Interests were issued in reliance on the respective agreements of the subscribers that the interests were being acquired for investment with no intention to resell the units without registration under the Securities Act.  Other than the above issuances of the Class A and Class B Interests, the Company has not, since the date of its formation, issued any other securities.

No established public trading market exists for the Company's membership interests, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's membership interests.

There are no outstanding options or warrants to purchase, or securities convertible into, the Company's membership interests.  The Company's currently outstanding Class A Interest is "restricted," which means that they were originally sold in offerings that were not subject to a registration statement filed with the SEC.  Accordingly, resale of the Company's membership interests are, absent the availability of another exemption from registration under the Securities Act or registration under the Securities Act, subject to the provisions of Rule 144 under the Securities Act.  In general, under Rule 144, a person or persons whose membership interests are aggregated and who has beneficially owned restricted securities for at least six months following the payment in full of the purchase price for the securities is entitled to sell in the public market within any three-month period a number of membership units that does not exceed the greater of:

•	1% of the then outstanding membership units of the class of membership units to be sold, or

•
if applicable, the average weekly trading volume of the class of membership units to be sold on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the date on which notice of sale is filed with the SEC.

Sales under Rule 144 are subject to restrictions relating to the manner of sale, notice and availability of current public information about the Company. The Company has not agreed with any security holder to register any of its membership interests for sale by any security holder. The Company does not currently propose to publicly offer any membership interests or other securities representing an equity interest in the Company.

The only classes of equity securities of the Company currently outstanding are its Class A Interest and its Class B Interests.  As of November 13, 2009, HBJ was the only holder of record of the Company's sole Class A Interest and Plainfield Holdings was the only holder of record of the Company's Class B Interests.  It is currently contemplated HBJ and Plainfield Holdings will remain the only holders of record of the Company's Class A and Class B Interests, respectively.

The Company does not pay, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership Interests. In addition, the payment of dividends to affiliates of the Company may be limited by or subject to the approval of the Nevada Gaming Authorities. See "Item 1. Business – Regulatory Matters – Nevada Regulation and Licensing."

The Company does not have any equity compensation plans and does not expect to authorize securities for issuance pursuant to any equity compensation plan in the foreseeable future.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included in Part II, Item 8 of this annual report on Form 10-K.

The Company and its subsidiaries were formed as legal entities in 2007 for the primary purpose of holding equity in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note (the Company's only investment) automatically converted into the MonteLago Equity on that date.

Results of Operations

During the year ended July 31, 2009, and for the period from August 22, 2007 (inception) through July 31, 2008, the Company incurred unrealized losses of $918,000 and $332,500, respectively, on the MonteLago investment as a result of declines in the estimated fair value of the Company's only investment.  These declines in estimated fair value were driven by declining economic conditions, operating losses experienced by the Casino, uncertainty as to CIRI Lakeside Gaming's ability to continue to occupy the Property (Note 4), and/or the Company's ability to receive distributions from MonteLago based on proceeds from the potential future sale of the Casino's assets.

Professional, licensing and other expenses incurred during the year ended July 31, 2009 and for the period from August 22, 2007 (inception) through July 31, 2008, totaled $265,940 and $47,629, respectively.  These amounts represent primarily legal expenses, audit expenses and licensing fees incurred to maintain the Company's Nevada gaming license. This increase in expenses was caused primarily by the fact that the Company operated for a full 12 months in 2009, as compared to one month in 2008 (the Company had no operations prior to July 1, 2008).

Inflation

The Company does not believe that inflation has had a material effect on its results of operations since inception.  However, there is no assurance that inflation will not adversely affect its business in the future.

Liquidity and Capital Resources

During the period from its inception on August 22, 2007 through July 31, 2008, the Company received total Member contributions of $1,718,740.  The Company used these funds primarily for the purchase of the MonteLago Note on July 1, 2008. The Company also used these contributions to fund costs associated with applying for and obtaining the gaming and related licenses in Nevada totaling $154,624 and other costs of $47,629.

During the year ended July 31, 2009, the Company received total Member contributions of $300,360.  These funds were used primarily for the payment of audit, legal, gaming license maintenance and other operating costs.  The Company expects to incur additional audit, legal and gaming license maintenance costs in the future.  These costs will continue to be financed by Member contributions as necessary.

CIRI Lakeside Gaming recently entered into the Conditional Agreement with Village Hospitality to operate the Casino through September 8, 2010.  Under the terms of the Conditional Agreement, CIRI Lakeside Gaming may be required to vacate the Property at any time before September 8, 2010 if Village Hospitality provides 65 days prior written notice.  Based on the Conditional Agreement, the Casino's recent operating results and the current highly uncertain economic outlook for the gaming industry generally and the Las Vegas, Nevada area and Lake Las Vegas sub-market specifically, the Company has determined that it is unlikely that the Casino will generate significant positive cash flows from operations over the next year.  Additionally, CIRI Lakeside Gaming is currently in negotiations with third parties regarding a possible sale of all the Casino's assets.

Critical Accounting Estimates and Policies

Investment in Casino MonteLago Holding, LLC

The Company measures and accounts for its investment in MonteLago at estimated fair value.  As there is no readily available market price for this investment security, estimated fair value is determined on a quarterly basis by the Company's management, utilizing a number of different valuation approaches, including the income approach, the market comparable approach and the transaction approach.  Therefore, the Company presents its investment in MonteLago at estimated fair value on its consolidated balance sheets. At July 31, 2009 and 2008, respectively, the estimated fair value of this asset was $312,000 and $1,230,000, respectively. The inputs used in management's fair value estimation methodology are classified as Level 3 (significant unobservable inputs) within the fair value hierarchy defined in the standards. The choice of which technique(s) to use and weights assigned to factors within each approach may vary depending on the circumstances.  Without a readily available market value and because of the inherent uncertainty of valuation, the estimated fair value of our investment may differ materially from the value that would have been used if a ready market existed. Changes in the estimated fair value of the Company's investment in MonteLago are shown as unrealized gains or losses on the Company's consolidated statements of operations. Dividend income has not yet been received from the Company's investment in MonteLago. To the extent that it is received in the future, it will be shown as "dividend income" on the Company's consolidated statement of operations.

July 31, 2009 Valuation

CIRI Lakeside Gaming recently entered into the Conditional Agreement with Village Hospitality to operate the Casino through September 8, 2010.  Under the terms of the Conditional Agreement, CIRI Lakeside Gaming may be required to vacate the Property at any time before September 8, 2010 if Village Hospitality provides 65 days prior written notice.  Based on the Conditional Agreement, the Casino's recent operating results and the current highly uncertain economic outlook for the gaming industry generally and the Las Vegas, Nevada area and the Lake Las Vegas sub-market specifically, the Company has determined that it is unlikely that the Casino will generate significant positive cash flows from operations over the next year.  Additionally, CIRI Lakeside Gaming is currently in negotiations with third parties regarding a possible sale of all the Casino's assets.

Considering the effect of the foregoing uncertainty, management of the Company has concluded that at July 31, 2009, the most appropriate technique for estimating the fair value of its investment in MonteLago is a probability-weighted recovery model in which we assign probabilities to various cash recovery scenarios upon the sale of all the Casino's assets to a third party. Management estimates the range of potential recovery to be from zero to $1,500,000.

At July 31, 2008, the significant assumptions used to value the MonteLago investment are summarized as follows:

Zero recovery scenario	65.0% weighting
Upside recovery scenario	11.7% weighting
Moderate recovery scenario	11.7% weighting
Downside recovery scenario	11.7% weighting

At July 31, 2009, the sensitivity of changes in these key assumptions is illustrated by the following increases (decreases) in the estimated fair value:

Increase zero recovery scenario probability to 80.0%, decrease all other scenario probabilities to 6.7%	($134,000)
Decrease zero recovery scenario probability to 50.0%, increase all other scenario probabilities to 16.7%	$134,000
Increase cash recovery in upside, moderate & downside scenarios by $1 million	117,000
Decrease cash recovery in upside, moderate & downside scenarios by $1 million	(117,000)

July 31, 2008 Valuation

As of July 31, 2008, the recorded value of the MonteLago Note receivable was adjusted to its current estimated fair value using primarily a discounted cash flow approach to value and current assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income/cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the Casino operation, and/or regulatory and other matters such as any change in status of the Casino's gaming license or our license applications. Operating income/cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as "EBITDA" and herein as "free cash flow."

The discounted cash flow approach to estimate the fair value of the receivable utilized three "free cash flow" scenarios, which the Company's management believes are within a range of reasonably possible results. Based on management's judgment, a weighting of 65% was assigned to the "free cash flow" point forecast and 20% and 15% to the upside and downside scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using the capital asset pricing model, or CAPM, market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security. The beta is determined based on an analysis of comparable public companies, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At July 31, 2008, the significant assumptions used to value the MonteLago Note receivable are summarized as follows:

Terminal value multiple	7.4
Discount rate	18.1%
Casino "free cash flow" forecasts range (prospective years 1-5):
Point forecast (65% weighting)	$210,000 to $1,230,000
Upside scenario (20% weighting)	$450,000 to $3,020,000
Downside scenario (15% weighting)	$170,000 to $980,000

These significant assumptions result in an "entity value" estimate for the Casino (debt free) which was adjusted up (down) for the following factors to which our effective 33.33% equity interest in MonteLago was applied to arrive at the estimated fair value of the MonteLago Note receivable, before adjustment for illiquidity:

Excess cash	$240,000
Casino related long-term debt	($1,700,000)

Illiquidity discount rate	40%

At July 31, 2008, the sensitivity of changes in these key assumptions is illustrated by the following increases (decreases) in the estimated fair value:

Decrease in terminal value multiple to 6.4	($153,000)
Increase in terminal value multiple to 8.4	$147,000
Decrease in discount rate to 13.1%	$283,000
Increase in discount rate to 23.1%	($230,000)
20% decrease in casino "free cash flow" per year	($87,000)
20% increase in casino "free cash flow" per year	$81,000
100% weighting assigned to point forecast	($312,000)
Reduction in illiquidity discount rate to 30%	$202,000

Gaming Licenses

Professional fees and other costs associated with the applications for licensure of the Company and its consolidated subsidiaries and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized as indefinite life intangible assets based on the Company management's initial assessment that it was probable that such licenses would be granted, enabling the Company to hold direct and indirect ownership interests in gaming enterprises, and thereby benefit future periods through cash flows generated by these holdings. These fees and costs have been treated as indefinite life intangible assets based on expectations that they would enable the Company and/or its consolidated subsidiaries to hold direct and indirect ownership interests in gaming enterprises for an indefinite amount of time.

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long-term decline in historical or forecasted earnings or cash flows of MonteLago or the fair value of its property or business possibly as a result of competitive or other economic or political factors. Despite the uncertainty related to the Property and the negotiations regarding a possible sale of all the Casino's assets, management believes that the licenses continue to benefit future periods and that the costs will likely be recovered through future cash flows.

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

None.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the Company called for by this item are submitted under a separate section of this annual report.  Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Operating Manager, who performs the functions of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, the Company's Operating Manager concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information as of November 13, 2009, regarding each member of the Board of Managers and executive officer of the Company and each manager, and executive officer of MonteLago.

Name	Age	Position
Alan Ginsberg	53	Operating Manager of the Company
Max Holmes	49	Manager of the Company
Joseph Bencivenga	50	Manager of the Company
Ronald Johnson	61	Manager of the Company
Marc Sole	38	Manager of the Company

Alan Ginsberg has served as the Operating Manager of the Company since the Company's inception and is expected to continue in his service as Operating Manager of the Company. Since October 2007, Mr. Ginsberg has served as Senior Advisor for Wydown Management Corp., or Wydown.  Wydown is a diversified consulting and advisory company serving the financial services, entertainment and real estate industries. Founded in 1987, Wydown currently focuses on providing operational and financial consulting services for private equity, hedge fund and other direct investor groups. Wydown's staff of experienced consultants and advisors assists investors with deal sourcing and structure, transaction due diligence and post-investment monitoring and management. In addition, Wydown provides agency and management services to various entertainment clients and also manages a number of commercial and residential real estate properties. Prior to joining Wydown, Mr. Ginsberg founded and is president of Larchmont Advisors Inc., or Larchmont. Larchmont is a New York State Subchapter S corporation solely owned by Mr. Ginsberg, who is the President and sole employee. Larchmont is a business consulting firm through which Mr. Ginsberg offers consulting services to corporate clients. Mr. Ginsberg is a business consultant, a private investor, and a student of American History and Literature at the Graduate School of Arts and Sciences at Columbia University.  Mr. Ginsberg is also an attorney admitted to practice in the State of New York, and a member of the New York State Bar Association.  Mr. Ginsberg was also a high yield bond research analyst and the director of global high yield bond research from 1998 through 2000 at Barclays Capital Inc., or Barclays Capital. Mr. Ginsberg was a high yield bond research analyst and the director of high yield and emerging markets debt research at Smith Barney from 1993 through February 1998, a high yield bond research analyst at Bear Stearns from 1990 through 1993, and a high yield research analyst at Drexel Burnham Lambert, or Drexel, from 1986 through February 1990. Mr. Ginsberg earned a B.A. from SUNY at Binghamton in 1977 and a J.D. from Boston University School of Law in 1980.

Max Holmes has served as a member of the Company's Board of Managers since the Company's inception and is expected to continue in his service as a member of the Company's Board of Managers. Mr. Holmes is also the founder and the Chief Investment Officer of Plainfield. Prior to founding Plainfield in February 2005, Mr. Holmes was the Head of the Distressed Securities Group and a Managing Director of D.E. Shaw & Co., L.P., or D.E. Shaw. As Head of the Distressed Securities Group, Mr. Holmes was a Co-Portfolio Manager for D.E. Shaw Laminar Portfolios, LLC from 2002 through 2004.  Mr. Holmes was also formerly a member of the Board of Directors of FAO Schwarz Inc., eToys Direct, Inc., and Sure Fit, Inc.  From 1999 through 2002, Mr. Holmes was the founder and Co-Head of the High Yield Group at RBC Capital Markets, a subsidiary of The Royal Bank of Canada, where he was head of High Yield Origination and Capital Markets.  From 1996 to 1999, Mr. Holmes was Head of High Yield Capital Markets and Head of High Yield Research at Gleacher NatWest Inc., a subsidiary of National Westminster Bank Plc. From 1991 to 1996, Mr. Holmes worked at Salomon Brothers Inc, or Salomon, where at various times he was Head of Bankruptcy Research, acted as Salomon's High Yield Strategist, served as its lead representative on various creditors committees, and managed a proprietary distressed bond portfolio. From 1986 to 1989, Mr. Holmes worked at Drexel in Beverly Hills, California, first in the Corporate Finance Department and then in the High Yield and Convertible Securities Department. Mr. Holmes became one of the youngest Senior Vice Presidents in Drexel's history. From 1984 to 1986, Mr. Holmes was a practicing attorney at Vinson & Elkins in Houston, Texas, where he represented commercial banks in a variety of bankruptcies, restructurings, high yield bond and M&A transactions. Mr. Holmes remains a member of the bar in New York and Texas. Mr. Holmes received a J.D. from Columbia Law School in 1984, an M.B.A. from Columbia Business School in 1984, and a B.A. from Harvard College in Philosophy in 1981. Since 1993, Mr. Holmes has taught "Bankruptcy and Reorganization" at New York University Stern Graduate School of Business, where he remains an Adjunct Professor of Finance.

Joseph Bencivenga has served as a member of the Company's Board of Managers since the Company's inception and is expected to continue in his service as a member of the Company's Board of Managers.  Mr. Bencivenga is a founding partner and Head of Research of Plainfield. Prior to joining Plainfield, Mr. Bencivenga was a Managing Director of Guggenheim Capital Markets LLC, or Guggenheim, from 2004 to 2005, where he was responsible for high yield capital markets, private equity and research. From 2002 to 2004, Mr. Bencivenga was Head of High Yield Research at Maxcor Financial with the same team as at Guggenheim. From 1997 to 2001, Mr. Bencivenga was Global Head of High Yield at Barclays Capital. During his tenure there, his team originated over 75 high yield, mezzanine and bridge loan transactions, 20 of which were lead managed. At Barclays Capital, Mr. Bencivenga also managed the firm's $1 billion bridge loan and mezzanine fund. From 1990 through 1996, Mr. Bencivenga was Head of High Yield Research, Head of Fixed Income Credit Research (high yield and high grade) and Deputy Head of Equity Research at Salomon. Mr. Bencivenga also served as a Senior Vice President and Head of High Yield Research at Drexel in Beverly Hills, California, where he worked from 1985 to 1990. Mr. Bencivenga started his career as a Corporate Bond Analyst at Salomon from 1983 to 1985. Mr. Bencivenga received a B.S. in 1981 and an M.B.A. in 1983 from Fairleigh Dickinson University.

Ronald Johnson has served as a member of the Company's Board of Managers since the Company's inception and is expected to continue in his service as a member of the Company's Board of Managers. Since October 2007, Mr. Johnson has served as Senior Advisor – Gaming for Wydown. Prior to joining Wydown, Mr. Johnson served as Senior Vice President – Gaming of Plainfield from June 2006 to October 2007.  From 1998 to 2006, Mr. Johnson was Executive Vice President of Gaming Operations and Marketing for Riviera Holding Corporation (RIV: AMEX) and concurrently President of two of its subsidiaries from 1999 to 2006, Riviera Black Hawk Casino and Riviera Gaming Management. Mr. Johnson joined the Riviera in 1991 as Vice President of Slot Operations and Marketing. From 1989 to 1991, Mr. Johnson was Vice President of Slot Operations and Marketing for the Sands Hotel & Casino. From 1986 to 1989, Mr. Johnson was Assistant Slot Operations and Marketing Manager for Bally's Hotel & Casino. Mr. Johnson spent the previous ten years in the slot manufacturing industry: from 1981 to 1986 as General Manager of J & T, Inc. and from 1979 to 1981 in several positions with International Game Technology, including Vice President and General Manager of its Las Vegas Operations. Mr. Johnson started his career in gaming with Bally Distributing in 1976 as Manager of Financial Analysis. From 1973 to 1976, Mr. Johnson was a financial analyst for TRW Systems. From 1971 to 1973, Mr. Johnson served in the United States Army. Mr. Johnson received a B.S. in Finance from California State University – Long Beach in 1970, a B.S. in Accounting from the University of Nevada – Reno in 1978, and an M.B.A. from California State University – Long Beach in 1971.

Marc Sole has served as a member of the Company's Board of Managers since September 2, 2008, and is expected to continue in his service as a member of the Company's Board of Managers. Mr. Sole joined Plainfield in February 2008 as a Managing Director and Assistant Portfolio Manager. Prior to joining Plainfield, Mr. Sole worked at D.E. Shaw, which he joined in 2001 as an analyst in its Special Situations / Risk Arbitrage Group. In early 2002, Mr. Sole became the third employee in the D. E. Shaw Distressed Securities Group. Mr. Sole subsequently was promoted to be Co-Head of Research and Co-Portfolio Manager of D. E. Shaw's U.S. Credit Opportunities Strategy. Prior to joining D.E. Shaw, Mr. Sole was an associate in the corporate group at Cravath, Swaine & Moore LLP in New York. Mr. Sole has served on the Board of Directors of Owens Corning, Schuff International, Inc. and several private specialty finance companies. Mr. Sole graduated from Princeton University in 1993 with an A.B. from the Woodrow Wilson School of Public and International Affairs, and he received a J.D. in 1996 from the Columbia University School of Law, where he was a Harlan Fiske Stone Scholar.

Corporate Governance

The Company

Pursuant to the Company Operating Agreement, the Company is managed by a Board of Managers consisting of Alan Ginsberg, Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole.  Alan Ginsberg serves as the Operating Manager of the Company.  Pursuant to the terms of the Company Operating Agreement, any member of the Company's Board of Managers, including the Operating Manager, may be removed at any time, with or without cause, by the written notice of the holders of a majority of the membership units of the Company having voting authority. Currently, an entity controlled solely by Mr. Ginsberg has the right to vote all of the Company's membership units having voting rights, and therefore, Mr. Ginsberg possesses the sole ability to remove any member of the Company's Board of Managers. Each Manager will have one vote, and except as otherwise provided in the Company Operating Agreement, the Company's Board of Managers acts by the affirmative vote of a majority of the total number of members of the Board.  Except as set forth in the Company Operating Agreement, the Operating Manager and each other member of the Company's Board of Managers cannot take or cause the Company to take the following actions without the approval of the majority of the members of the Company's Board of Managers:

•	acquire, by purchase, lease, or otherwise, any real property on behalf of the Company;

•
give or grant any options, rights of first refusal, deeds of trust, mortgages, pledges, ground leases, security interests, or otherwise encumbering any stock, interest in a business entity, promissory note issued to the Company, or any asset owned by the Company;

•	sell, convey, or refinance any interest, direct or indirect, that may be acquired by the Company in MonteLago;

•
cause or permit the Company to extend credit to or make any loans or become a surety, guarantor, endorser, or accommodation endorser for any person or enter into any contracts with respect to the operation or management of the business of the Company;

•	release, compromise, assign, or transfer any claims, rights, or benefits of the Company;

•	confess a judgment against the Company or submit a Company claim to arbitration;

•	file any petition for bankruptcy of the Company;

•	distribute any cash or property of the Company, other than as provided in the Company Operating Agreement;

•	admit a new Member to the Company;

•	amend the Company Operating Agreement; or

•	take any action in contravention of the Company Operating Agreement or which would make it impossible or unreasonably burdensome to carry on the business of the Company.

Generally, in all other respects, HBJ has no power or authority to participate in the management of the Company or to bind or act on behalf of the Company in any way or to render it liable for any purpose.  Except as otherwise expressly required by applicable law, Plainfield Holdings as the sole holder of the Company's Class B Interests has neither any right to vote on any matters to be voted on by the members of the Company nor any power or authority to participate in the management of the Company or bind or act on behalf of the Company in any way or render it liable for any purpose.

Because the Company has conducted no operations other than in connection with the ownership of the MonteLago Equity, the Company does not have, and is not required to have, a separately designated audit, nominating or compensation committee or committee performing similar functions, and the Company does not have an audit committee financial expert.  Preparation of the Company's financial statements is performed by an affiliate of the Company and is supervised by the Company's Managers.

MonteLago

In connection with the Company's acquisition of the MonteLago Equity, the Company and MonteLago executed the MonteLago Operating Agreement.  Under the terms of the MonteLago Operating Agreement, MonteLago is managed by the MonteLago Board.  Representatives from various equity holders also form an Advisory Committee, which makes recommendations to the MonteLago Board.  Riccardo Ingrassia, formerly the General Manager of the Hyatt Casino at Lake Las Vegas prior to its closing, currently serves as General Manager of the Casino.

Other than powers expressly delegated to the General Manager in its management of the Casino, the MonteLago Board has all power to control and manage the business and affairs of MonteLago.  Each Manager of the MonteLago Board has one vote and actions of the MonteLago Board generally require a majority vote of the Managers, except that if there are only two members of the MonteLago Board at any time then a vote of the MonteLago Board at that time must be unanimous.  Certain actions by the MonteLago Board, however, are subject to ratification by Members of MonteLago who own in the aggregate at least a majority of the equity interests of MonteLago, including:

•	any amendment to the MonteLago Operating Agreement or to MonteLago's certificate of formation,

•
any merger or combination of MonteLago with or into another entity other than when MonteLago is the surviving entity or where MonteLago is converted into another form of legal entity pursuant to the MonteLago Operating Agreement,

•	any sale or exchange of all or substantially all of the assets of MonteLago or any of its affiliates or subsidiaries,

•	the dissolution of MonteLago, change in its form, or the formation of any subsidiaries or joint ventures,

•	the compromising, arbitrating, adjusting and litigating of certain claims against MonteLago or any of its affiliates or subsidiaries,

•	the approval of the annual operating budget and capital expenditure budget for MonteLago or any of its affiliates or subsidiaries and the approval of any deviation from said budgets,

•	any public offering of securities pursuant to the Securities Act,

•	the approval of certain contracts or agreements to which MonteLago or any of its affiliates or subsidiaries are a party,

•
the approval of certain transactions regarding borrowing of money, obtaining of credit, issuance of notes, debentures, securities, equity or other interests of or in MonteLago and securing of the obligations undertaken in connection therewith and entering into of leases for real or personal property, and

•	the creation and appointment or elimination of an Advisory Committee to MonteLago.

Managers are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of a gaming casino in Nevada, including MonteLago.  For further information about licensing and suitability requirements, see "Item 1. Business – Regulatory Matters – Nevada Regulation and Licensing."

Other than through representation on the Board of Managers, the Members and various equity holders of MonteLago do not have the right to take part in or interfere in any manner with the management of MonteLago.  The Members have voting rights generally limited to those required by law and those specifically set forth in the MonteLago Operating Agreement.  Except as permitted by the MonteLago Board and the relevant gaming authorities, the Members are generally prohibited from transferring all or any part of their interests in MonteLago.

Compliance with Section 16(a) of the Exchange Act

The Company voluntarily registered its Class A Interest pursuant to Section 12(g) of the Exchange Act by filing a registration statement on Form 10-12G, or the Registration Statement, on September 10, 2008.  The Registration Statement was amended and filed with the SEC on October 16, 2008 and on October 31, 2008.  The Registration Statement became effective automatically 60 days after the original filing with the SEC on November 10, 2008.  Alan Ginsberg and HBJ have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3 on November 13, 2009, which filings were not timely.  The remaining members of the Company's Board of Managers have not yet filed their Initial Statement of Beneficial Ownership of Securities on Form 3.

Code of Ethics

Since the Company currently does not have any employees, it does not require and has not adopted a code of ethics.

Item 11.  Executive Compensation.

Neither the Company's managing member nor its executive officers are entitled to compensation from the Company for services rendered to or on behalf of the Company, or otherwise, in their capacity as managing members or executive officers.  The managing member and executive officers of the Company are entitled to reimbursement from the first available funds of the Company for their direct out-of-pocket costs and expenses incurred on behalf of the Company that directly relate to the business and affairs of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 13, 2009, information regarding the beneficial ownership of the Company's voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of the Company securities.

Beneficial owner (1)	Title of security	Amount and nature of beneficial ownership (2)	Percent of class of security

HBJ Plainfield LLC (3)	Class A unit	1 Class A unit (3)	100% (3)
Alan Ginsberg (4)	Class A unit	1 Class A unit	100% (4)

(1)	The address for each beneficial owner is:
c/o Wydown Management Corp.
P.O. Box 828
Millburn, NJ 07041

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)	HBJ is the direct holder of the sole Class A Interest of the Company issued and outstanding.

(4)
Alan Ginsberg is the sole member of HBJ and, as a result of his ability to control HBJ, may be deemed to be a beneficial owner of the Class A Interest of the Company directly held by HBJ.  Alan Ginsberg also serves as the Operating Manager of the Company.

The sole Class A Interest beneficially owned by Alan Ginsberg has not been pledged as security.

The following table sets forth information as of November 13, 2009, regarding the beneficial ownership of each of the members of the Company's Board of Managers, Alan Ginsberg, Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole of each class of equity securities of the Company, the Company's parent or the Company's subsidiaries of which they own any beneficial interest.

Name of Member of the Company's Board of Managers or Executive Officer	Title of Class of Securities	Amount and Nature of Beneficial Ownership	Percent of Class

Alan Ginsberg (1)	Class A unit	1 Class A unit	100% (1)
Max Holmes	Class B unit	9,999 Class B units	100% (2)
Joseph Bencivenga	None	None	0%
Ronald Johnson	None	None	0%
Marc Sole	None	None	0%
Members of the Company's Board of Managers, Executive Officers and as a Group	None	None	None

(1)
Alan Ginsberg is the sole member of HBJ and, as a result of his ability to control HBJ, may be deemed to be a beneficial owner of the Class A Interest of the Company directly held by HBJ.  Alan Ginsberg also serves as the Operating Manager of the Company.

(2)
Max Holmes is the Chief Investment Officer of Plainfield and has the ability to dispose or to direct the disposition of, the Class B units, and may be deemed to beneficially own such units.  Max Holmes does not own any Class B units directly, and disclaims beneficial ownership of the Class B units. Plainfield Holdings, a Delaware limited liability company that is a wholly-owned subsidiary of Plainfield Direct Inc., directly owns all of the Class B units.

None of the securities listed in the table above as beneficially owned by the Company's Managers have been pledged as security.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Limited Liability and Indemnification under the Company Operating Agreement and the MonteLago Operating Agreement

The Company Operating Agreement provides that the Company, its receiver, or its trustee shall indemnify, save harmless, and pay all judgments and claims against any member of the Company's Board of Managers, including the Operating Manager relating to any liability or damage incurred by reason of any act performed or omitted to be performed by any member of the Company's Board of Managers, including reasonable attorneys' fees incurred by the member of the Company's Board of Managers in connection with the defense of any action based on any such act or omission, which attorneys' fees may be paid as incurred.  Except as otherwise provided in the Company Operating Agreement, in the event of any action by a Member against any member of the Company's Board of Managers, including a Company derivative suit, the Company shall indemnify, save harmless, and pay all expenses of such member of the Company's Board of Managers, including reasonable attorneys' fees incurred in the defense of such action.  Furthermore, the Company shall indemnify, save harmless, and pay all expenses, costs, or liabilities of any member of the Company's Board of Managers, if for the benefit of the Company and in accordance with the Company Operating Agreement said member of the Company's Board of Managers makes any deposit or makes any other similar payment or assumes any obligation in connection with any property proposed to be acquired by the Company and suffers any financial loss as the results of such action. No member of the Company's Board of Managers shall be indemnified from any liability for the fraud, intentional misconduct, gross negligence or a knowing violation of the law which was material to the cause of action.

The MonteLago Operating Agreement provides that under certain circumstances and conditions MonteLago will indemnify, defend, and hold harmless the MonteLago Board, each Member of MonteLago, including Peter Cleary as the Tax Matters Member, each Member's assignee, each agent appointed by the MonteLago Board, and their officers, directors, managers, partners, members, shareholders, employees and agents, the employees and agents of MonteLago, which we refer to collectively as the Indemnified Persons, from any liability, loss, or damage incurred by the Indemnified Person by reason of any act performed or omitted to be performed by the Indemnified Person in connection with the business of MonteLago and from liabilities or obligations of MonteLago imposed on such Indemnified Person by virtue of such Indemnified Person's position with MonteLago, including reasonable attorneys' fees and costs and any amounts expended in the settlement of any such claims of liability, loss, or damage.

Other Transactions

Plainfield Holdings, owns 99.99% of the Company, which constitutes all of the Company's non-voting interests.  Plainfield Holdings is wholly owned by the Plainfield Fund.  The other 0.01% of the Company, which constitutes the only voting interest of the Company, is owned by HBJ.  HBJ is responsible for managing the operations of the Company.

During the year ended July 31, 2009 and during the period from August 22, 2007 (inception) through July 31, 2008, the Plainfield Fund made equity contributions to the Company totaling $300,360 and $1,718,740, respectively.  On July 1, 2008, the Company, through a subsidiary, purchased the MonteLago Note for $1,484,475 ($1,562,500 face value) from Plainfield Gaming Inc., a subsidiary of the Plainfield Fund.  The MonteLago Note was purchased at estimated fair market value on the date of transfer.

During the year ended July 31, 2009, administrative expenses incurred by the Plainfield Fund of $12,000 have been allocated to the Company and are reflected within the consolidated statement of operations. During the period from August 22, 2007 (inception) through July 31, 2008, administrative expenses were not allocated to the Company as they were insignificant.

On December 31, 2008, the Plainfield Fund loaned $100,000 to CIRI Lakeside Gaming pursuant to the terms of a promissory note.  The promissory note bears interest at a fixed rate of 10%, and matured on June 19, 2009.  CIRI Lakeside Gaming has not repaid the $100,000 loan.  On October 8, 2009, the Plainfield Fund loaned an additional $66,668 to CIRI Lakeside Gaming pursuant to the terms of a promissory note.  The promissory note bears interest at a fixed rate of 10%, and matures on July 1, 2010.

Company's Parent

HBJ holds 100% of the voting securities of the Company.

Item 14.  Principal Accountants' Fees and Services.

Audit Fees:

For the fiscal years ended July 31, 2008 and 2009, we incurred annual audit and quarterly financial statement review fees totaling approximately $74,563 and $33,017, respectively, to Piercy Bowler Taylor & Kern, Certified Public Accountants, the Company's independent registered public accounting firm.

Audit-Related Fees

For the fiscal years ended July 31, 2008 and July 31, 2009, we incurred $18,203 and zero fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for services reasonably related to the performance of audit and financial statement review.

Tax Fees:

For the fiscal years ended July 31, 2008 and July 31, 2009, we incurred no fees to Piercy Bowler Taylor & Kern, Certified Public Accountants for tax services.

All Other Fees:

For the fiscal years ended July 31, 2008 and July 31, 2009, we incurred no other fees to Piercy Bowler Taylor & Kern, Certified Public Accountants, for products and services other than the services reported above.

Audit Committee Policies and Procedures:

We are not required to and do not currently have an audit committee or committee performing similiar functions since the Company has conducted no operations other than in connection with the ownership of the MonteLago Equity.  The foregoing services of our independent registered accounting firm were pre-approved by the Company's Board of Managers.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

DESCRIPTION OF EXHIBITS

Exhibit Number	Description

2.1	Amended and Restated Purchase and Sale Agreement, dated as of May 16, 2007, by and among Cook Inlet Region Inc., CIRI Lakeside Gaming Investors, LLC and Casino MonteLago Holding, LLC*

3.1	Certificate of Formation, dated as of August 22, 2007, of Plainfield Enterprises LLC*

3.2	Amended and Restated Limited Liability Company Agreement, dated as of September 2, 2008 of Plainfield Enterprises LLC*

10.1	Amended and Restated Exchangeable Promissory Note, dated as of June 20, 2007, of Casino MonteLago Holding, LLC*

10.2	Conditional Covenant Not to Execute, dated as of September 4, 2009, by and between CIRI Lakeside Gaming Investors, LLC and Village Hospitality LLC

21.1	List of Subsidiaries of Plainfield Enterprises LLC*

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350

________________
*  Filed previously with the Company's Form 10-12G on September 10, 2008.

INDEX TO FINANCIAL STATEMENTS

Historical Financial Statements for Plainfield Enterprises LLC and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of July 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the year ended July 31, 2009 and for the period from August 22, 2007 (inception) through July 31, 2008	F-4

Consolidated Statements of Members' Equity (Deficiency) for the year ended July 31, 2009 and for the period from August 22, 2007 (inception) through July 31, 2008	F-5

Consolidated Statements of Cash Flows for the year ended July 31, 2009 and for the period from August 22, 2007 (inception) through July 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers of
Plainfield Enterprises LLC

We have audited the accompanying consolidated balance sheets of Plainfield Enterprises LLC and its subsidiaries (collectively the Company) as of July 31, 2009 and 2008, and the related consolidated statements of operations, members' equity and cash flows for the year ended July 31, 2009, and for the period from August 22, 2007 (inception) through July 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2009 and 2008, and its consolidated results of operations and cash flows for the year ended July 31, 2009, and for the period from August 22, 2007 (inception) through July 31, 2008, in conformity with accounting principles generally accepted in the United States.

As indicated in Notes 4 and 5 to the consolidated financial statements, the Company's principal asset is its indirect investment in Casino MonteLago, which is carried at estimated fair value.  Casino MonteLago is operated in a leased facility.  In July 2009, a Nevada court ruled that the lease was not valid and, in September 2009, a conditional agreement was reached that provides for, among other things, the surrender of the property no later than September 8, 2010.  As a result, the Company's indirect investment in Casino MonteLago may be liquidated in the near future.  Accordingly, as indicated in Note 5 to the consolidated financial statements, management changed its method of estimating the fair value of its investment, which value may change significantly in the near term based on evolving events.

/s/ PIERCY BOWLER TAYLOR & KERN

Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada

November 13, 2009

Plainfield Enterprises LLC and Subsidiaries

Consolidated Balance Sheets
July 31, 2009 and 2008

ASSETS
	2009	2008

Current assets consisting of cash	$42,184	$	─
Investment in Casino MonteLago Holding, LLC	312,000		1,230,000
Gaming and related license costs	119,402		154,624

	$473,586		$1,384,624

LIABILITIES AND MEMBERS' EQUITY

Current liabilities consisting of accounts payable and accrued expenses	$18,555		$46,013

Members' equity
Class A units (1 unit issued and outstanding)	202		172
Class B units (9,999 units issued and outstanding)	2,018,898		1,718,568
Deficit	(1,564,069)		(380,129)

	455,031		1,338,611

	$473,586		$1,384,624

See notes to consolidated financial statements.

Plainfield Enterprises LLC and Subsidiaries

Consolidated Statements of Operations
For the Year Ended July 31, 2009 and
For the Period from August 22, 2007 (inception) through July 31, 2008

	2009	2008
Unrealized loss on investment in Casino MonteLago Holding, LLC	$918,000	$332,500
Professional fees	219,314	47,429
License fees	28,726	─
Other expenses	17,900	200

Net loss	$1,183,940	$380,129

See notes to consolidated financial statements.

Plainfield Enterprises LLC and Subsidiaries

Consolidated Statements of Members' Equity (Deficiency)
For the Year Ended July 31, 2009 and
For the Period from August 22, 2007 (inception) through July 31, 2008

	Class A Units	Class B Units	Retained Earnings	Total Members' Equity

Net loss from August 22, 2007 through July 31, 2008	$ ─	$ ─	$(380,129)	$(380,129)
Capital contributions	172	1,718,568	─	1,718,740

Balances, July 31, 2008	172	1,718,568	(380,129)	1,338,611

Net loss	─	─	(1,183,940)	(1,183,940)
Capital contributions	30	300,330	─	300,360

Balances, July 31, 2009	$202	$2,018,898	$(1,564,069)	$455,031

See notes to consolidated financial statements.

Plainfield Enterprises LLC and Subsidiaries

Consolidated Statements of Cash Flows
For the Year Ended July 31, 2009 and
For the Period from August 22, 2007 (inception) through July 31, 2008

	2009		2008
Operating activities
Net loss	$(1,183,940)		$(380,129)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized loss on investment in Casino MonteLago Holding, LLC	918,000		332,500
(Decrease) increase in accounts payable and accrued expenses	(26,074)		44,629

Net cash used in operating activities	(292,014)		(3,000)

Investing activities
Gaming and related license costs	(10,454)		(153,240)
Gaming license refund	44,292		─
Investment in Casino MonteLago Holding, LLC	─		(1,562,500)

Net cash provided by (used in) investing activities	33,838		(1,715,740)

Financing activities
Capital contributions	300,360		1,718,740

Net increase in cash and balance end of period	$42,184	$	─

See notes to consolidated financial statements.

Plainfield Enterprises LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 - Organization

Plainfield Enterprises LLC (the "Company") was formed on August 22, 2007, at the direction of Plainfield Direct Inc. (the "Plainfield Fund"), which is an affiliate of Plainfield Asset Management LLC ("Plainfield").  The Company was formed for the purpose of participating in various activities relating to the gaming industry including holding equity in gaming industry related businesses.

The Company had no revenue-generating business prior to the acquisition, through its wholly-owned subsidiary, Plainfield AcquisitionCo LLC ("AcquisitionCo"), of a $1,562,500 unsecured exchangeable note (the "MonteLago Note") receivable from Casino MonteLago Holding, LLC ("MonteLago") (the "MonteLago Transaction").  MonteLago owns a 100% equity interest in CIRI Lakeside Gaming Investors, LLC, ("CIRI Lakeside Gaming"), which operates Casino MonteLago (the "Casino") located at Lake Las Vegas in Henderson, Nevada.  On November 20, 2008, the Company was granted a Nevada gaming license.  By its terms, the MonteLago Note automatically converted into a 33.33% equity interest in MonteLago (the "MonteLago Equity") on that date.

The Company currently has two issued and outstanding classes of member units, including one Class A unit (the "Class A Interest") issued and outstanding which represents all of its voting equity interests and is held by HBJ Plainfield LLC ("HBJ"), and 9,999 Class B units (the "Class B Interests") issued and outstanding, which represents all of its non-voting equity interests and are held by Plainfield Enterprises Holdings LLC ("Plainfield Holdings") that is a wholly-owned subsidiary of the Plainfield Fund.  HBJ is owned by Alan Ginsberg, who also serves as HBJ's President, Secretary and Treasurer.  The Company does not currently intend to issue any additional units.

All matters of the Company that are subject to the vote of its members, including the appointment and removal of managers, will be controlled by HBJ, the sole managing member of the Company. Alan Ginsberg, the sole HBJ principal, is also the Company Operating Manager and has responsibility for the Company's day-to-day management and operations. The remaining Company Managers are Max Holmes, Joseph Bencivenga, Ronald Johnson and Marc Sole.  The Class B Interests issued to Plainfield Holdings allow Plainfield Holdings and its sole member, the Plainfield Fund, to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law.  If Plainfield Holdings or its sole member had any of the power to control the operations or affairs of the Company afforded to holder to the Class A Interest, they and their respective constituent equity holders would generally be required, in connection with the Company's prospective investment in MonteLago, to be licensed or found suitable under the gaming laws and regulations of the State of Nevada.  In connection with the formation of the Company, HBJ and Plainfield Holdings have executed the Amended and Restated Limited Liability Company Agreement of the Company, dated September 2, 2008 (the "Company Operating Agreement").

HBJ is managed by Alan Ginsberg, and the Company is managed by a Board of Managers consisting of Alan Ginsberg, as Operating Manager, and Max Holmes, Joseph Bencivenga, Ronald Johnson, and Marc Sole, as Managers.  Plainfield Enterprises Inc. ("Blocker") is a separately taxed, non-flow through entity. Blocker will be taxed on its share of the income relating to the Company's business rather than the investors in the Plainfield Fund.

NOTE  2 - Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker and AcquisitionCo.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company has evaluated the consolidated financial statements for subsequent events through November 13, 2009, which was the date the consolidated financial statements were issued and the Company's annual report on Form 10-K was filed with the U.S. Securities and Exchange Commission.

Cash and Equivalents

Cash and equivalents include all highly liquid instruments purchased with an original maturity of three months or less at the time of purchase.

Statement of Cash Flows

At the request and solely for the convenience of the Company and its subsidiaries, all disbursements relating to the Company's business activities were made by the Plainfield Fund directly to the vendors.  Accordingly, these activities are treated as constructive cash inflows and outflows in the statement of cash flows.

Valuation of Investments

The Company measures and accounts for its investment in MonteLago (Note 5) at estimated fair value.  As there is no readily available market price for this investment security, estimated fair value is determined on a quarterly basis by management, utilizing a number of different valuation approaches including the income approach, the market comparable approach and the transaction approach.  Therefore, the Company presents its investment in MonteLago at estimated fair value on the consolidated balance sheets.  At July 31, 2009 and 2008, respectively, the fair value of this asset was $312,000 and $1,230,000, respectively.  The inputs used in the Company's fair value estimation methodology are classified as Level 3 (significant unobservable inputs) within the fair value hierarchy.  The choice of which technique(s) to use and weights assigned to factors within each approach may vary depending on the circumstances.  Without a readily available market value and because of the inherent uncertainty of valuation, the estimated fair value of the Company's investment in MonteLago may differ materially from the value that would have been used if a ready market existed.  Changes in the fair value of the Company's investment in MonteLago are shown as unrealized gains or losses on the consolidated statements of operations.  Dividend income has not yet been received from the Company's investment in MonteLago.  To the extent that it is received in the future, it will be shown as "dividend income" on the Company's consolidated statement of operations.

Gaming Licenses

Professional fees and other costs associated with the applications for licensure of the Company and its consolidated subsidiaries and certain of its beneficial owners, including payments to regulatory agencies, have been capitalized as indefinite life intangible assets based on Company management's initial assessment that it was probable that such licenses would be granted, enabling the Company to hold direct and indirect ownership interests in gaming enterprises, and thereby benefit future periods through cash flows generated by these holdings. These fees and costs have been determined to be indefinite life intangible assets based on expectations that they would enable the Company and/or its consolidated subsidiaries to hold direct and indirect ownership interests in gaming enterprises for an indefinite amount of time.  Therefore, they are not amortized.

Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the probability that such assets will continue to benefit future periods might have been impaired. Examples of such events or changes in circumstances that might indicate impairment of these assets might include an active or likely regulatory threat to the availability or viability of a license, specifically, as a result of (i) non-compliance with regulations, (ii) an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdiction, or (iii) a significant long-term decline in historical or forecasted earnings or cash flows of MonteLago or the fair value of its property or business possibly as a result of competitive or other economic or political factors.  Despite the uncertainty related to the Casino's leased premises and the negotiations regarding a possible sale of all the Casino's assets, management believes that the licenses continue to benefit future periods and that the costs will be recovered through future cash flows.

Income Taxes

As a limited liability company, the Company is treated as a partnership under applicable federal tax rules. Accordingly, its income, losses and other tax attributes pass through to its owners (the members). For state income tax purposes, limited liability companies are also generally treated as partnerships with the respective tax attributes passed through to its owners, the members.

The Company's wholly-owned subsidiary, Blocker, is a taxable corporation that is consolidated into the Company's financial statements. Accordingly, the Company accounts for income taxes incurred and record net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Although all tax years since the Company's inception are open to audit, management has reviewed the tax positions of the Company and its subsidiaries, including their status as taxable or pass-through entities, and determined that the Company and its subsidiaries had no significant uncertain tax positions at July 31, 2009 and 2008.  The Company's management has elected to present income tax related penalties and interest, if any, as a component of income tax expense (benefit) (Note 6).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make estimates that affect the reported amounts, some of which estimates may require revision in future periods.  The estimated fair value of the Company's investment in MonteLago may change materially within the next year based on evolving events and circumstances.

Concentrations

The Company and its consolidated subsidiaries are economically dependent upon one investment in the gaming industry. In addition, the United States is involved in a widespread recession along with a war and other factors, such as reduced credit and capital availability, increased fuel costs and negative valuation trends in residential housing that are likely to have far-reaching effects on the economic activity in the country for an indeterminable period.  The long-term impact on the gaming industry generally, and the specific gaming jurisdiction in which the Casino operates, cannot be predicted at this time, but may be substantial.

NOTE  3 - Membership Units

With the exception of voting rights, the rights of Class A and Class B Units are identical. Each of the Company's membership units, both Class A and Class B, represent a percentage interest in the Company equal to the quotient determined by dividing one by the aggregate number of units, both Class A and Class B, held by all members as of the date of the determination. The economic rights, risks and rewards are all shared by the members ratably according to their respective percentage interests.

NOTE 4 – Notice of Eviction and Negotiations with Landlord

On February 25, 2009, CIRI Lakeside Gaming received a notice to vacate its leased premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011 (the "Property") from its landlord, Village Hospitality, LLC ("Village Hospitality").  The Company currently owns 33.33% of the equity interest in MonteLago, which operates the Casino located at the Property through its wholly-owned subsidiary, CIRI Lakeside Gaming.  CIRI Lakeside Gaming challenged this notice to vacate with the district court in Clark County, Nevada.  The primary issue surrounding the dispute was the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality argued that no written consent existed and that the lease agreement was not valid.  CIRI Lakeside Gaming argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent had not been produced.

On July 15, 2009, the District Court in Clark County, Nevada ruled that a temporary writ of restitution be issued against CIRI Lakeside Gaming and in favor of Village Hospitality. The district court's ruling provided for the potential eviction and removal of CIRI Lakeside Gaming from the Property within 15 days of the date of the district court's ruling.

On September 4, 2009, CIRI Lakeside Gaming entered into a Conditional Covenant Not to Execute (the "Conditional Agreement") with Village Hospitality.  Pursuant to the terms of the Conditional Agreement, Village Hospitality agreed to provide CIRI Lakeside Gaming 65 days prior written notice before removing CIRI Lakeside Gaming from the Property.  The terms of the Conditional Agreement also provide that Village Hospitality may remove CIRI Lakeside Gaming from the Property five days after giving written notice following the occurrence of certain events of default set forth in the Conditional Agreement.  The Conditional Agreement further provides that CIRI Lakeside Gaming must surrender the Property no later than September 8, 2010, subject to the specific terms and conditions of the Conditional Agreement.  If CIRI Lakeside Gaming is unable to remain on the Property and/or realize sufficient proceeds on the disposition of its assets, the Company may not be able to recover all or a significant portion of the carrying value of its investment in MonteLago (Note 5).

NOTE 5 - Investment in Casino MonteLago Holding, LLC

On July 1, 2008, the Company, through a subsidiary, purchased from Plainfield Gaming Inc., a subsidiary of the Plainfield Fund, a $1,562,500 unsecured exchangeable note receivable from MonteLago for $1,484,475, the estimated fair value at that time.  MonteLago owns 100% of the equity interest in CIRI Lakeside Gaming, which operates the Casino.  Because of the Company's relationship to the Plainfield Fund and the fact the transfer occurred in anticipation of filing a registration statement pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the investment (and related capital contribution) was recorded at $1,562,500, the Plainfield Fund's original historical cost basis, in accordance with Staff Accounting Bulletin 5G. On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note automatically converted into a 33.33% equity interest in MonteLago on that date.

There have been no purchases or sales of this asset since its initial purchase on July 1, 2008 which, as previously discussed, was disregarded for the purpose of initially recording the investment.

July 31, 2009 Valuation

As described in Note 4, CIRI Lakeside Gaming recently entered into the Conditional Agreement with Village Hospitality to operate the Casino only through September 8, 2010.  Under the terms of the Conditional Agreement, CIRI Lakeside Gaming may be required to vacate the Property before September 8, 2010, if Village Hospitality provides 65 days prior written notice or as little as five days prior written notice upon the occurrence of certain events of default.  Based on the terms of the Conditional Agreement, the Casino's recent operating results and the highly uncertain economic outlook for the gaming industry generally and the Las Vegas, Nevada area and the Lake Las Vegas sub-market specifically, the Company has determined that it is unlikely that the Casino will generate significant positive cash flows from operations over the next year.  Additionally, CIRI Lakeside Gaming is currently in negotiations with third parties regarding a possible sale of all the Casino's assets.

Considering the foregoing uncertainty, the Company has concluded that at July 31, 2009, the most appropriate technique for estimating the fair value of its investment in MonteLago is to use a probability-weighted recovery model in which the Company assigns probabilities to various cash recovery scenarios upon the sale of all the Casino's assets to a third party.  Management estimates the range of potential recovery to be from zero to $1,500,000.

At July 31, 2009, the significant assumptions used to value the MonteLago investment are summarized as follows:

Zero recovery scenario	65.0% weighting
Upside recovery scenario	11.7% weighting
Moderate recovery scenario	11.7% weighting
Downside recovery scenario	11.7% weighting

July 31, 2008 Valuation

As of July 31, 2008, the recorded value of the MonteLago Note receivable was adjusted to its current estimated fair value using primarily a discounted cash flow approach to value and current assumptions as to typical market discount rates, illiquidity discount factors, forecasts of operating income/cash flow for the Casino and other financial performance trends, excess cash deposits and long-term debt associated with the Casino operation, and/or regulatory and other matters such as any change in status of the Casino's gaming license or the Company's license applications. Operating income/cash flow is defined as prospective estimated earnings before interest, income taxes, depreciation and amortization, also sometimes referred to as "EBITDA" and herein as "free cash flow."

The discounted cash flow approach to estimate the fair value of the receivable utilized three "free cash flow" scenarios which the Company's management believes are within a range of reasonably possible results. Based on Company management's judgment, a weighting of 65% was assigned to the "free cash flow" point forecast and 20% and 15% to the upside and downside scenarios, respectively. In estimating the terminal value multiple and the discount rate, which is calculated using the capital asset pricing model ("CAPM"), market data of public gaming related companies is considered. The risk-free rate used in the CAPM is based on the yield to maturity of a 10-year treasury security. The beta is determined based on an analysis of comparable public companies, and the market risk premium is derived from an analysis of historical risk premiums. Similarly, the illiquidity discount rate is derived from an analysis of historical market discounts.

At July 31, 2008, the significant assumptions used to value the MonteLago Note receivable are summarized as follows:

Terminal value multiple	7.4
Discount rate	18.1%
Casino "free cash flow" forecasts range (prospective years 1-5):
Point forecast (65% weighting)	$210,000 to $1,230,000
Upside scenario (20% weighting)	$450,000 to $3,020,000
Downside scenario (15% weighting)	$170,000 to $980,000

These significant assumptions result in an "entity value" estimate for the Casino (debt free) which was adjusted up (down) for the following factors to which the Company's effective 33.33% equity interest in MonteLago was applied to arrive at the estimated fair value of the MonteLago Note receivable, before adjustment for illiquidity:

Excess cash	$240,000
Casino related long-term debt	($1,700,000)

Illiquidity discount rate	40%

NOTE 6 - Income Taxes

Blocker, a wholly-owned subsidiary of the Company, elected effective upon its inception on September 11, 2007, to be taxed as a corporation.  The Company owns 100% of Blocker, which, in turn, owns 100% of AcquisitionCo.  As of July 31, 2009 and 2008, AcquisitionCo's only holding was its investment in MonteLago.  Accordingly, changes in the market value of the MonteLago Note generate deferred tax assets or liabilities for Blocker and are reported on the Company's financial statements.  As of July 31, 2009 and 2008, unrealized losses associated with the change in estimated fair value of the asset created deferred tax assets of $448,472 and $97,337, respectively. As of July 31, 2009 and 2008, the Company provided a 100% valuation allowance against these deferred tax assets, resulting in no net deferred tax asset because management believes that it is not more likely than not that such asset will be realized.  Since conversion of the MonteLago Note into the MonteLago Equity, the flow-through earnings (loss) of MonteLago are taxed to Blocker.  The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

The following table presents a reconciliation of the provision for income taxes with that determined by applying the statutory United States federal income tax rate to income before income taxes for the period presented:

	July 31, 2009
	Dollars	Percentage

Statutory federal rate	$(414,379)	35.0%
State tax adjustment	(38,478)	3.3%
Amounts not subject to income tax	101,722	-8.6%
Change in valuation allowance	351,135	-29.7%

Tax provision at effective rate	$-	-%

	July 31, 2008
	Dollars	Percentage

Statutory federal rate	$(133,045)	35.0%
State tax adjustment	(12,354)	3.3%
Amounts not subject to income tax	48,062	-12.7%
Change in valuation allowance	97,337	-25.6%

Tax provision at effective rate	$-	-%

The tax cost basis of the MonteLago Equity is $1,484,475.

NOTE 7 – Significant Investee

The following tables presents the unaudited condensed financial information of CIRI Lakeside Gaming as of July 31, 2009 and 2008, and for the years ended July 31, 2009 and 2008, prepared assuming CIRI Lakeside Gaming continues as a going concern, without adjustments for the possible effects, if any, of the outcome of the uncertainty regarding a possible liquidation of all the Casino's assets:

	2009	2008
Balance Sheet
Current assets	$1,633,413	$2,592,900
Property and equipment, net	1,769,029	1,654,307
Other	792,343	877,967
	$4,194,785	$5,125,174

Current liabilities	$3,273,844	$2,399,293
Long-term liabilities	955,184	1,692,355
Member's equity	(34,243)	1,033,526
	$4,194,785	$5,125,174

Income Statement
Net revenues	$11,338,531	$13,212,897
Loss from operations	(678,182)	(874,988)
Net loss	$(1,048,067)	$(1,794,969)

NOTE 8 - Related Party Transactions

Plainfield Holdings owns 99.99% of the Company, which constitutes all of the Company's non-voting interests.  Plainfield Holdings is wholly-owned by the Plainfield Fund.  The other 0.01% of the Company, which constitutes the only voting interest of the Company, is owned by HBJ.  HBJ is responsible for managing the operations of the Company.

During the year ended July 31, 2009 and during the period from August 22, 2007 (inception) through July 31, 2008, the Plainfield Fund made equity contributions to the Company totaling $300,360 and $1,718,740, respectively.  On July 1, 2008, the Company, through a subsidiary, purchased the MonteLago Note for $1,484,475 ($1,562,500 face value) from Plainfield Gaming Inc., a subsidiary of the Plainfield Fund.  The MonteLago Note was purchased at estimated fair market value on the date of transfer.

During the year ended July 31, 2009, administrative expenses incurred by the Plainfield Fund of $12,000 have been allocated to the Company and are reflected within the consolidated statement of operations. During the period from August 22, 2007 (inception) through July 31, 2008, administrative expenses were insignificant and not allocated to the Company.

On December 31, 2008, the Plainfield Fund loaned $100,000 to CIRI Lakeside Gaming pursuant to the terms of a promissory note that bore interest at a fixed rate of 10% and matured on June 19, 2009.  CIRI Lakeside Gaming has not repaid the $100,000 loan and continues to accrue interest.  On October 8, 2009, the Plainfield Fund loaned an additional $66,668 to CIRI Lakeside Gaming pursuant to the terms of a promissory note.  The promissory note bears interest at a fixed rate of 10%, and matures on July 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2009		PLAINFIELD ENTERPRISES LLC

	By:	/s/ Alan Ginsberg
Name: Alan Ginsberg
Title: Operating Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 2009.

Signature	Title
________/s/ Alan Ginsberg__________ Alan Ginsberg	Operating Manager (Principal Executive, Financial and Accounting Officer)
________/s/ Max Holmes___________ Max Holmes	Manager
______/s/ Joseph Bencivenga________ Joseph Bencivenga	Manager
_______/s/ Ronald Johnson_________ Ronald Johnson	Manager
_________/s/ Marc Sole___________ Marc Sole	Manager