Form 10-Q
period 2009-10-31
Plainfield Enterprises LLC
filed 2009-12-15
CIK 1444347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

100 West Putnam Avenue Greenwich, CT 06830 Address of Principal Executive Offices

Registrant's telephone number, including area code: (203) 302-1700

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

YES  ☐           NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

•	the limitation, conditioning, revocation or suspension of any such gaming licenses or permits;

•	revocation of licenses or permits by regulatory authorities with respect to any member of our Board of Managers, officer, or key employee required to be found suitable;

•	loss or retirement of members of our Board of Managers, officers, or key employees;

•	increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands);

•	the inability to maintain and improve existing gaming facilities;

•	the inability to consummate planned acquisitions of gaming opportunities;

•	the costs and delays associated with constructing and opening new gaming facilities;

•	the inability to retain key leases;

•	a decline in the public acceptance or popularity of gaming;

•	increases in or new taxes or fees imposed on gaming revenues or gaming devices;

•	significant increases in fuel or transportation prices;

•	adverse economic conditions in key markets; and

•	severe or unusual weather in such key markets.

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

i

PART I —FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements for Plainfield Enterprises LLC and Subsidiaries.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2009 (unaudited)	July 31, 2009

ASSETS

Current assets, cash	$8,341	$42,184
Investment in Casino MonteLago Holding, LLC	312,000	312,000
Gaming and related license costs	119,402	119,402

	$439,743	$473,586

LIABILITIES AND MEMBERS' EQUITY

Current liabilities, accounts payable and accrued expenses	$46,140	$18,555

Members' equity
Class A unit (1 Unit issued and outstanding)	202	202
Class B units (9,999 Units issued and outstanding)	2,022,726	2,018,898
Deficit	(1,629,325)	(1,564,069)
	393,603	455,031

	$439,743	$473,586

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended October 31,

	2009	2008
Unrealized loss on investment in Casino MonteLago Holding, LLC	$-	$168,540
Professional fees	59,396	157,004
Licensing fees	1,430	-
Other	4,430	5,095

Net loss	$65,256	$330,639

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

	Class A Unit	Class B Unit	Retained Earnings	Total Members' Equity

Balances, August 1, 2009	$202	$2,018,898	$(1,564,069)	$455,031

Net loss	-	-	(65,256)	(65,256)
Capital contributions	-	3,828	-	3,828

Balances, October 31, 2009	$202	$2,022,726	$(1,629,325)	$393,603

Balances, August 1, 2008	$172	$1,718,568	$(380,129)	$1,338,611

Net loss	-	-	(330,639)	(330,639)
Capital contributions	11	106,797	-	106,808

Balances, October 31, 2008	$183	$1,825,365	$(710,768)	$1,114,780

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended October 31,
	2009	2008
Operating activities
Net loss	$(65,256)	$(330,639)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized loss on investment in Casino MonteLago Holding, LLC	-	168,540
(Decrease) increase in accounts payable and accrued expenses	27,585	56,809

Net cash used in operating activities	(37,671)	(105,290)

Investing activities
Gaming and related license costs	-	(1,518)

Financing activities
Capital contributions	3,828	106,808

Net decrease in cash	(33,843)	-
Cash, beginning of period	42,184	-

Cash, end of period	$8,341	$-

See notes to consolidated financial statements.

PLAINFIELD ENTERPRISES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 –  ORGANIZATION

Plainfield Enterprises LLC (the "Company") and its wholly-owned subsidiaries, Plainfield AcquisitionCo LLC ("AcquisitionCo") and Plainfield Enterprises Inc. ("Blocker") (collectively, the "Company") were formed on August 22, 2007 at the direction of Plainfield Direct Inc. (the "Plainfield Fund"), which is a business development company governed by the Investment Company Act of 1940, as amended, and managed by Plainfield Asset Management LLC ("Plainfield"), for the purpose of participating in various activities relating to the gaming industry, including holding equity in gaming industry related businesses.

NOTE  2 – BASIS OF PRESENTATION & PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company as of October 31 and July 31, 2009, and for the three-month periods ended October 31, 2009 and 2008, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission") applicable to interim financial information. The Company presents its investment in Casino MonteLago Holding, LLC ("MonteLago") at estimated fair value on its consolidated balance sheets. Certain other information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. Results of operations for the current interim period presented are not necessarily indicative of results to be expected for the full fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Commission on November 13, 2009, from which the balance sheet information as of July 31, 2009, was derived.

The Company has evaluated the consolidated financial statements for subsequent events through December 15, 2009, which was the date the consolidated financial statements were issued and the Company's quarterly report on Form 10-Q was filed with the Commission.

NOTE 3 – NOTICE OF EVICTION AND NEGOTIATIONS WITH LANDLORD

On February 25, 2009, CIRI Lakeside Gaming Investors, LLC ("CIRI Lakeside Gaming") received a notice to vacate its leased premises located at 1600 Lake Las Vegas Parkway, Henderson, Nevada 89011 (the "Property") from its landlord, Village Hospitality, LLC ("Village Hospitality").  The Company currently owns 33.33% of the equity interest in MonteLago, which operates Casino MonteLago (the "Casino") located at the Property through its wholly-owned subsidiary, CIRI Lakeside Gaming.  CIRI Lakeside Gaming challenged this notice to vacate with the district court in Clark County, Nevada.  The primary issue surrounding the dispute was the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality argued that no written consent existed and that the lease agreement was not valid.  CIRI Lakeside Gaming argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent had not been produced.

On July 15, 2009, the District Court in Clark County, Nevada ruled that a temporary writ of restitution be issued against CIRI Lakeside Gaming and in favor of Village Hospitality. The district court's ruling provided for the potential eviction and removal of CIRI Lakeside Gaming from the Property within 15 days of the date of the district court's ruling.

On September 4, 2009, CIRI Lakeside Gaming entered into a Conditional Covenant Not to Execute (the "Conditional Agreement") with Village Hospitality.  Pursuant to the terms of the Conditional Agreement, Village Hospitality agreed to provide CIRI Lakeside Gaming 65 days prior written notice before removing CIRI Lakeside Gaming from the Property.  The terms of the Conditional Agreement also provide that Village Hospitality may remove CIRI Lakeside Gaming from the Property five days after giving written notice following the occurrence of certain events of default set forth in the Conditional Agreement.  The Conditional Agreement further provides that CIRI Lakeside Gaming must surrender the Property no later than September 8, 2010, subject to the specific terms and conditions of the Conditional Agreement.  If CIRI Lakeside Gaming is unable to remain on the Property and/or realize sufficient proceeds on the disposition of its assets, the Company may not be able to recover all or a significant portion of the carrying value of its investment in MonteLago (Note 4).

NOTE 4 - INVESTMENT IN CASINO MONTELAGO HOLDING, LLC

On July 1, 2008, the Company, through a subsidiary, purchased from Plainfield Gaming Inc., a subsidiary of the Plainfield Fund, a $1,562,500 unsecured exchangeable note receivable (the "MonteLago Note") from MonteLago for $1,484,475, the estimated fair value at that time.  MonteLago owns 100% of the equity interest in CIRI Lakeside Gaming, which operates the Casino.  Because of the Company's relationship to the Plainfield Fund and the fact the transfer occurred in anticipation of filing a registration statement pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the investment (and related capital contribution) was recorded at $1,562,500, the Plainfield Fund's original historical cost basis, in accordance with Staff Accounting Bulletin 5G. On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note automatically converted into a 33.33% equity interest in MonteLago on that date. There have been no purchases or sales of this asset since its initial purchase on July 1, 2008.

As described in Note 3, CIRI Lakeside Gaming recently entered into the Conditional Agreement with Village Hospitality to operate the Casino only through September 8, 2010.  Under the terms of the Conditional Agreement, CIRI Lakeside Gaming may be required to vacate the Property before September 8, 2010, if Village Hospitality provides 65 days prior written notice or as little as five days prior written notice upon the occurrence of certain events of default.  Based on the terms of the Conditional Agreement, the Casino's recent operating results and the highly uncertain economic outlook for the gaming industry generally and the Las Vegas, Nevada, area and the Lake Las Vegas sub-market specifically, and the fact that in their most recent audit report, CIRI Lakeside Gaming's auditors expressed substantial doubt as to its ability to continue as a going concern, the Company has determined that it is unlikely that the Casino will generate significant positive cash flows from operations over the next year.  Additionally, CIRI Lakeside Gaming is currently in negotiations with third parties regarding a possible sale of all the Casino's assets.

Considering the probable effects of the foregoing uncertainty, the Company has concluded that at October 31 and July 31, 2009, the most appropriate technique for estimating the fair value of its investment in MonteLago is to use a probability-weighted recovery model in which the Company assigns probabilities to various cash recovery scenarios upon the sale of all the Casino's assets to a third party.  Management estimates the range of potential recovery to be from zero to $1,500,000.

At October 31, 2009 and July 31, 2009, the significant assumptions used to value the MonteLago investment are summarized as follows:

Zero recovery scenario	65.0% weighting
Upside recovery scenario	11.7% weighting
Moderate recovery scenario	11.7% weighting
Downside recovery scenario	11.7% weighting

NOTE 5 - INCOME TAXES

Blocker, which owns 100% of AcquisitionCo, elected upon its inception on September 11, 2007, to be taxed as a corporation.  As of October 31, 2009,   AcquisitionCo's only holding was its investment in MonteLago.  Accordingly, changes in the estimated fair market value of the Company's investment in MonteLago generate deferred tax assets or liabilities for Blocker and are reported on the Company's financial statements.  As of October 31, 2009 and July 31, 2009, unrealized losses associated with the change in estimated fair value of the asset created a deferred tax asset of $448,472.  As of October 31, 2009 and July 31, 2009, the Company provided a 100% valuation allowance against the deferred tax asset, resulting in no net deferred tax asset because management believes that it is not more likely than not that such asset will be realized.  The Company incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

Management has determined that the Company and its consolidated subsidiaries have no significant "uncertain tax positions" as defined by generally accepted accounting principles in the United States.

NOTE 6 - RELATED PARTY TRANSACTIONS

Plainfield Enterprises Holdings LLC ("Plainfield Holdings") owns 99.99% of the Company, which constitutes all of the Company's non-voting interests.  Plainfield Holdings is wholly-owned by the Plainfield Fund.  The other 0.01% of the Company, which constitutes the only voting interest of the Company, is owned by HBJ Plainfield LLC ("HBJ"), which is responsible for managing the operations of the Company.  Administrative expenses of $3,000 for the three months ended October 31, 2009 and 2008, incurred by the Plainfield Fund have been allocated to the Company and are reflected within the consolidated statement of operations.  During the three months ended October 31, 2009 and 2008, the Plainfield Fund made equity contributions to the Company totaling $3,828 and 106,808, respectively.

On December 31, 2008, the Plainfield Fund loaned $100,000 to CIRI Lakeside Gaming pursuant to the terms of a promissory note that bore interest at a rate of 10% and matured on June 19, 2009.  CIRI Lakeside Gaming has not repaid the $100,000 loan, which continues to accrue interest.  On October 8, 2009, the Plainfield Fund loaned an additional $66,668 to CIRI Lakeside Gaming pursuant to the terms of a promissory note.  The promissory note bears interest at a fixed rate of 10% and matures on July 1, 2010.

NOTE 7 – SIGNIFICANT INVESTEE

Summarized results of operations for Casino MonteLago are as follows:

	For the three months ended September 30,
	2009	2008
Net revenues	$2,298,667	$3,080,966
Loss from operations	$(509,532)	$(138,877)
Net loss	$(590,998)	$(235,696)

NOTE 8 – ECONOMIC UNCERTAINTY

The United States is experiencing a severe and widespread recession accompanied by, among other things, reduced casino gaming nationwide and particularly in Nevada where casino gaming is concentrated, instability in the commercial and investment banking systems and reduced credit availability, and the continuing activity of the United States and other armed forces in Iraq and Afghanistan, all of which are likely to have far-reaching effects on economic activity in the United States for an indeterminate period.  The effects and probable duration of these conditions and related risks and uncertainties on the Company and its investee's future operations and cash flows, including the ability of the Company's owners to continue to provide financial support, cannot be established at this time, but may likely be significant.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company and its subsidiaries were formed as legal entities in 2007 for the primary purpose of holding equity in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On November 20, 2008, the Company was granted a Nevada gaming license.  As a result, the MonteLago Note (the Company's only investment) automatically converted into a 33.33% equity interest in MonteLago on that date.

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

The Company currently has two issued and outstanding classes of member units, including one Class A unit (the "Class A Interest") issued and outstanding which represents all of its voting equity interests and is held by HBJ, and 9,999 Class B units (the "Class B Interests") issued and outstanding, which represents all of its non-voting equity interests and are held by Plainfield Holdings.  HBJ is owned by Alan Ginsberg, who also serves as HBJ's President, Secretary and Treasurer.  The Company does not currently intend to issue any additional units.

All matters of the Company that are subject to the vote of its members, including the appointment and removal of managers, will be controlled by HBJ, the sole managing member of the Company. Alan Ginsberg, the sole HBJ principal, is also the Company Operating Manager and has responsibility for the Company's day-to-day management and operations. The remaining Company Managers are Max Holmes, Joseph Bencivenga, Ronald Johnson and Marc Sole.  The Class B Interests issued to Plainfield Holdings allow Plainfield Holdings and its sole member, the Plainfield Fund, to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law.  If Plainfield Holdings or its sole member had any of the power to control the operations or affairs of the Company afforded to holder to the Class A Interest, they and their respective constituent equity holders would generally be required, in connection with the Company's investment in MonteLago, to be licensed or found suitable under the gaming laws and regulations of the State of Nevada.  In connection with the formation of the Company, HBJ and Plainfield Holdings have executed the Amended and Restated Limited Liability Company Agreement of the Company, dated September 2, 2008.

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

Results of Operations

During the three months ended October 31, 2009, the Company incurred no unrealized gains or losses on the MonteLago investment  compared to unrealized losses of $168,540 on the MonteLago investment in the comparable quarter in 2008.  The Casino continues to experience operating losses, and there is continued uncertainty as to CIRI Lakeside Gaming's ability to continue to occupy the Property (Note 3), and/or the Company's ability to receive distributions from MonteLago based on the proceeds from the potential future sale of the Casino's assets.

Liquidity and Capital Resources

During the three months ended October 31, 2009, the Company received total Member contributions of $3,828.  These contributions were used by the Company to fund professional and other fees incurred.  The Company expects to incur additional expenses in the future related to its periodic Commission filing requirements.  These costs will be financed by Member contributions.  Future costs related to maintaining a gaming license in Nevada will be minimal as the license was granted on November 20, 2008.

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

Critical Accounting Estimates and Policies

Investment in Casino MonteLago Holding, LLC

The Company measures and accounts for its investment in MonteLago at estimated fair value.  As there is no readily available market price for this investment security, estimated fair value is determined on a quarterly basis by the Company's management, utilizing a number of different valuation approaches, including the income approach, the market comparable approach and the transaction approach.  Therefore, the Company presents its investment in MonteLago at estimated fair value on its consolidated balance sheets. As of October 31, 2009 and July 31, 2009, the estimated fair value of this asset was $312,000. The inputs used in management's fair value estimation methodology are classified as Level 3 (significant unobservable inputs) within the fair value hierarchy defined in the standards. The choice of which technique(s) to use and weights assigned to factors within each approach may vary depending on the circumstances.  Without a readily available market value and because of the inherent uncertainty of valuation, the estimated fair value of our investment may differ materially from the value that would have been used if a ready market existed. Changes in the estimated fair value of the Company's investment in MonteLago are shown as unrealized gains or losses on the Company's consolidated statements of operations. Dividend income has not yet been received from the Company's investment in MonteLago. To the extent that it is received in the future, it will be shown as "dividend income" on the Company's consolidated statement of operations.

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

Considering the effect of the foregoing uncertainty, management of the Company has concluded that at October 31, 2009 and July 31, 2009, the most appropriate technique for estimating the fair value of its investment in MonteLago is a probability-weighted recovery model in which we assign probabilities to various cash recovery scenarios upon the sale of all the Casino's assets to a third party. Management estimates the range of potential recovery to be from zero to $1,500,000.

At October 31, 2009 and July 31, 2009, the significant assumptions used to value the MonteLago investment are summarized as follows:

Zero recovery scenario	65.0% weighting
Upside recovery scenario	11.7% weighting
Moderate recovery scenario	11.7% weighting
Downside recovery scenario	11.7% weighting

At October 31, 2009 and July 31, 2009, the sensitivity of changes in these key assumptions is illustrated by the following increases (decreases) in the estimated fair value:

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

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on the Company's future financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company Operating Manager, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company Operating Manager concluded that, as of October 31, 2009, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 25, 2009, CIRI Lakeside Gaming received a notice to vacate its leased premises located at the Property from its landlord, Village Hospitality.  The Company currently owns 33.33% of the equity interest in MonteLago, which operates the Casino located at the Property through its wholly-owned subsidiary, CIRI Lakeside Gaming.  CIRI Lakeside Gaming challenged this notice to vacate with the district court in Clark County, Nevada.  The primary issue surrounding the dispute was the existence or non-existence of a written consent made by Village Hospitality to the lease agreement made by and between CIRI Lakeside Gaming and the prior owners of the Property.  Village Hospitality argued that no written consent existed and that the lease agreement was not valid.  CIRI Lakeside Gaming argued that it was advised by the prior owners of the Property that the prior owners had received the written consent.  However, a copy of the written consent had not been produced.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended October 31, 2009.

Item 5.  Other Information.

None.

Item 6 – Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description
2.1	Amended and Restated Purchase and Sale Agreement, dated as of May 16, 2007, made by and between Cook Inlet Region Inc., CIRI Lakeside Gaming Investors, LLC and Casino MonteLago Holding, LLC.*
3.1	Certificate of Formation, dated as of August 22, 2007, of Plainfield Enterprises LLC.*
3.2	Amended and Restated Limited Liability Company Agreement, dated as of September 2, 2008, of Plainfield Enterprises LLC.*
10.1	Amended and Restated Loan Agreement, dated as of June 20, 2007, made by and between Casino MonteLago Holding, LLC and Plainfield Gaming Inc.*
10.2	Conditional Covenant Not to Execute, dated as of September 4, 2009, by and between CIRI Lakeside Gaming Investors, LLC and Village Hospitality LLC.**
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Operating Manager.
32.1	Section 1350 Certification of the Operating Manager.

*  Incorporated by reference to the Company's Registration Statement on Form 10-12G, File No. 000-53407, filed with the Securities and Exchange Commission on September 10, 2008.

**  Incorporated by reference to the Company's Annual Report on Form 10-K, File No. 000-53407, filed with the Securities and Exchange Commission on November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2009	PLAINFIELD ENTERPRISES LLC

By: /s/ Alan Ginsberg_________________________
Alan Ginsberg Operating Manager and Principal Financial Officer